Form 10QSB
period 1999-06-30
AMERICANA PUBLISHING INC
filed 1999-08-13
CIK 1081751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number

                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

         COLORADO                                               84-1453702
         --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

               303 SAN MATEO NE, SUITE 104A, ALBUQUERQUE, NM 87108
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  505-265-6121
                                  ------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____. No_____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 1999, there were 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes  X   No_____.

                                      INDEX




                                                                       PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets
               June 30, 1999 (Unaudited) and
               December 31, 1998                                        3

         Condensed Statements of Operations
               Three and Six months ended June 30, 1999
               and June 30, 1998                                        4

         Condensed Statements of Cash Flows
               Six months ended June 30, 1999 and
               June 30, 1998 (Unaudited)                                5

         Notes to Condensed Financial Statements                        6 - 7

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                               8 - 9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of
               Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - Press Releases and other
                   Exhibits
         (b)  Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1. Financial statements

                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1999           1998
                                                     (Unaudited)     (Audited)
                                                     -----------     ---------
ASSETS

CURRENT ASSETS:
    Cash                                             $   150,000    $       667
                                                     -----------    -----------

        Total Current Assets                             150,000            667

PROPERTY AND EQUIPMENT
    Database and Circulation List                         21,377         18,411
    Computer Equipment                                    26,914         14,629
    Furniture and Fixtures                                 4,816          3,944
    Software                                               1,857           --
    Web Site Development and Name -
      Americana Books                                     15,603           --
        Less: Accumulated Depreciation
          and Amortization                               (13,600)        (7,396)
                                                     -----------    -----------

        Total Property and Equipment                      56,967         29,588

TOTAL ASSETS                                         $   206,967    $    30,255
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note Payable, Bank                               $    48,000    $      --
    Accounts Payable                                       3,282           --
    Payroll Taxes Payable                                    529           --
    Deferred Federal Income Tax                           10,981          2,589
    Cash Reserve Account                                   2,977           --
                                                     -----------    -----------

        Total Liabilities, All Current                    65,769          2,589

STOCKHOLDERS' EQUITY
    Preferred Stock 20,000,000 Shares, No
        Par Value, Authorized, None Issued
    Common Stock 100,000,000 Shares
        Authorized $.001 Par Value, 2,535,000
        & 3,000,000 Issued and Outstanding
        for 1998 and 1999, Respectively                    3,000          2,535
    Paid-In Capital                                    1,147,925        510,887
    Deficit Accumulated During the
        Development Stage                             (1,009,727)      (485,756)
                                                     -----------    -----------

        Total Stockholders' Equity                       141,198         27,666
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   206,967    $    30,255
                                                     ===========    ===========


                 See Accompanying Notes to Financial Statements.


                                 AMERICANA PUBLISHING, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)



                                       FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                           ENDED JUNE 30,                ENDED JUNE 30,
                                        1999           1998           1999           1998
                                        ----           ----           ----           ----
Net Revenues                        $       586    $     3,000    $     9,909    $     3,000

Operating Expenses
    Salaries and Wages                    3,090           --            3,090           --
    Payroll Taxes                           261           --              261           --
    Audio Expenses                          404           --              404           --
    Bank Charges                            200             41            233             44
    Compensation Expense                112,503           --          225,003           --
    Consulting Fees                      15,247           --          195,247           --
    Credit Card Fees                        153            122            280            235
    Contributions                          --            1,700           --            1,700
    Depreciation and Amortization         3,571           --            6,204           --
    Entertainment                           242           --              242           --
    Freight                               1,710           --            1,710           --
    Independent Contractors               2,530           --            2,530           --
    Interest Expense                        168           --              168           --
    Licenses and Permits                     60           --              410           --
    Management Fees                      36,000           --           45,000           --
    Office Expense                        5,784            400          6,229            400
    Postage and Freight                   7,038          6,129         13,783          6,129
    Printing                              8,543          2,664          8,942          3,622
    Professional Fees                     5,000          1,452         12,224          2,252
    Repairs and Maintenance                 132           --              222           --
    Telephone Expense                       393           --              393           --
    Taxes - Other                           (50)          --             --             --
    Travel                                2,178           --            2,913           --
                                    -----------    -----------    -----------    -----------

    Total Expenses                      205,157         12,508        525,488         14,382
    Income Tax - Deferred                 7,471           --            8,392           --
                                    -----------    -----------    -----------    -----------

        Net Income (Loss)           $  (212,042)   $    (9,508)   $  (523,971)   $   (11,382)
                                    ===========    ===========    ===========    ===========


Weighted Average Number of
Common Shares Outstanding             2,873,985      1,270,000      2,873,985      1,270,000

Income (Loss) Per Share - Basic     $      (.07)   $      (.01)   $      (.18)   $      (.01)

Income (Loss) Per Share - Diluted   $      (.07)   $      (.01)   $      (.18)   $      (.01)

Dividends Per Common Share          $      --      $      --      $      --      $      --



                 See Accompanying Notes to Financial Statements.

                                       4

                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                        June 30,       June 30,
                                                          1999           1998
                                                          ----           ----
Cash Flows From Operating Activities:
 Net Loss                                               $(523,971)    $ (11,382)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by Operating Activities:
   Depreciation                                             6,204          --
   Capital Transactions                                   398,743          --
   Increase in Accounts Payable                             6,789         9,223
   Increase in Income Taxes Payable                         8,392          --
                                                        ---------     ---------
     Total Adjustments                                    420,128         9,223

Net Cash Used by Operating Activities                    (103,843)       (2,159)


Cash Flows From Financing Activities:
 Proceeds From Sale of Common Stock                       232,500          --
 Proceeds From Borrowings                                  48,000          --
                                                        ---------     ---------

Net Cash Provided by Financing Activities                 280,500          --


Cash Flows From Investing Activities:
 Purchase of Property and Equipment                       (33,581)         --
                                                        ---------     ---------

Net Cash Used in Investing Activities                     (33,581)         --


Net Increase (Decrease) in Cash                           143,076        (2,159)

Cash and Cash Equivalents at Beginning of Period              667         2,159
                                                        ---------     ---------

Cash and Cash Equivalents at End of Period              $ 143,743     $    --
                                                        =========     =========



Supplemental Disclosures:
 Interest Paid                                          $     168          --
 Taxes Paid                                             $       0          --


                 See Accompanying Notes to Financial Statements.

                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.

The unaudited internal condensed financial statements and related notes have been prepared by Americana Publishing, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.


NOTE 2.  INCOME TAXES

The Company did not recognize any income tax benefits in 1998 and 1999 for its current losses as utilization of operating loss carryforwards in the future are not assured to be realized.


NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company has options outstanding in the amount of 1,950,000 for a three year period ending December 31, 2001. The exercise price varies between $.10 per share to $.30 per share depending upon when the shares are purchased. The inclusion of these potential common shares in the calculation of diluted earning (loss) per share would have an antidilutive effect. Therefore, basic and diluted earnings (loss) per share are the same.

                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4. NOTE PAYABLE

The Company has a $50,000 line of credit established with First Security Bank at 7.5% fixed. The note is collateralized by a $50,000 Certificate of Deposit. As of June 30, 1999, a total of $48,000 had been borrowed on this line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include competitive pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading of paper commodities, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company's knowledge of its business and the environment in which it operated, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effect on the business and/or operations of the Company. The revenue earned in the first two years as low due to the fact that the Company is in a development stage mode. The compensation expense of $285,913 in 1998 represents the value of stock received by George Lovato over the cost of the stock. The $95,109 of outside consulting services in 1998 includes $92,750 of expense which represents the value of stock received by the remaining four
(4) directors, plus one additional individual, over their cost in the stock. The printing cost dropped significantly from 1997 to 1998 due to the use of a less expensive printing method and the use of less expensive paper. The Company did not own any depreciable assets in 1997 but did purchase assets in 1998, hence the increase in depreciation expense in 1998 over 1997. Other "operating expense" of 39,311 and 32,324 for 1998 and 1997 respectfully is comprised of miscellaneous expense paid by George Lovato for the development of the database and circulation list.

The first quarter in 1999 includes compensation expense of $112,500. This represents 25% of the annual FMV of stock options issued to the five directors, plus $62,500 of forfeited compensation by George Lovato, Jr. This represents 1/4th of the annual Employment Agreement with George Lovato, Jr., which totals $250,000. The $180,000 in outside consulting expense represents the total FMV of stock options issued to nonemployees. The increase in management fees of $9,000 is the contractual obligation of $3,000 per month owed to BHCL, which began January 1, 1999. The increase of $7,224 in professional fees are fees paid to accountants and attorneys for the audit of Americana and legal advice of the public registration.

The Company currently has limited internal and external sources of liquidity.

At this time, the Company has no material commitment for capital expenditures.

There are no known trends, events or uncertainties that are expected to have a material impact on the net sales and income from continuing operations. Americana Publishing is not subject to seasonal aspects, but by selling books it is expected that the Christmas Season will be the busiest part of its fiscal year.

The fiscal year ended December 31, 1998, was marked by a number of events which in the opinion of management will strengthen the Company and ensure a continuous growth pattern.

Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business transactions. The Company has reviewed the majority of its primary Information Technology (IT) systems with the vendors from which the systems were purchased and believes these systems were 2000 compliant as of December 31, 1998. The Company is also reviewing its non-IT systems (such as technology embedded within its operational equipment) and any material third-party relationships for year 2000 problems that could affect the Company's operations. The Company expects to complete this review by mid-1999. The Company believes the potential impact, if any, of these IT, non-IT or third-party systems not being Year 2000 compliant should not materially impact the Company's ability to continue activities. Based on reviews conducted to date and other preliminary information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. Cost to date has been immaterial. The Company relies on third part internet providers to conduct its basic operations. Should any third party with which the Company has a material relationship fail, the impact could be a significant challenge to the Company's ability to perform its basic operations. An example of such a challenge would be the inability of customers to access its website. As part of the above-mentioned review, the Company will address the most reasonably likely worst-case Year 2000 scenarios and potential costs. The Company will also develop a Year 2000 contingency plan for unknown events. The Company is scheduled to have these plans completed by June 1999. Statements in this section are intended to be and are hereby designated "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Mr. Lovato is the only person dedicated to Y2K compliance matters.

RESULTS OF OPERATIONS

The table below shows (a) the relationship of income and expense items to net revenues, and (b) the change between comparable prior period and current period, for the three and six-month periods ended June 30, 1999 and 1998, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:


                                                                                           Three          Six
                                                                                           Months        Months
                                       Three Months                 Six Months             Ended         Ended
                                          Ended                       Ended               June 30,      June 30,
                                         June 30,                    June 30,             1998 to       1998 to
                                   1999           1998          1999          1998         1999          1999
                                    %              %             %              %            %             %
                                ---------       -------      ---------       -------     ---------      -------
Net Revenues                        100.0        100.0          100.0         100.0         (80.4)        230.3


Operating Expenses:
General and
   Administrative                35,009.7        416.9        5,303.1         479.4       1,540.2       3,553.7
                                ----------      -------      ---------       -------     ---------     ---------


Operating Income
   (Loss)                       (34,909.7)      (316.9)      (5,203.1)       (379.4)     (2,020.0)     (4,529.8)

Net Interest
   Expense                              -            -              -             -             -             -
                                ----------      -------      ---------       -------     ---------     ---------


Income (Loss) Before
   Income Taxes                 (34,909.7)      (316.9)      (5,203.1)       (379.4)     (2,020.0)     (4,529.8)


Federal and State
   Income Taxes
   (Benefit)                      1,274.9            -           84.7             -             *             *
                                ----------      -------      ---------       -------     ---------     ---------


Net Income (Loss)               (36,184.6)       (316.9)      (5,287.8)       (379.4)     (2,130.1)     (4,503.5)
                                ==========      =======      =========       =======     =========     =========


* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.



Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998
-------------------------------------------------------------------

Net revenues decreased by $2,414. During this quarter management was involved in preparing the necessary paperwork in preparation for taking the Company public. Therefore, no issue of Americana Corporate Reporter was published and no advertisements were sold.

Total expenses increased from $12,508 to $205,157. However, of the $205,157, approximately $125,000 was a non-cash expense having to do with the forgiveness of salary by George Lovato and the Fair Market Value of stock options issued to certain directors over the cost. This non-cash expense was charged to compensation expense and consulting expense.

During this quarter, $36,000 was paid to B. H. Capital and George Lovato for lease and management expense. A majority of the other costs had to do with the registration of Americana Publishing, Inc. as a public company.


Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998
-----------------------------------------------------------------------------

The revenue increased $6,909 for the six months ended June 30, 1999. The increase was mainly due to a related party purchasing $8,000 of advertising space in the first quarter 1999 issue of the Americana Corporate Finance Reporter.

The expenses increased $511,106. However, approximately $400,000 was a non-cash expense charged to compensation and consulting fees. This charge resulted from the forgiveness of salary by George Lovato and the Fair Market Value of stock options over their cost issued to certain individuals and directors. $45,000 has been paid to B. H. Capital and George Lovato for lease and management fees. Once again, a majority of the other expenses related to the cost of the registration of Americana Publishing, Inc. as a public company.

Liquidity and Capital Resources
-------------------------------

The Company has historically financed its operations through capital infusion by Mr. George Lovato, Jr., the Chairman of the Board and Chief Executive Officer. Mr. Lovato has also paid certain expenses on behalf of the Company from other business, such as B. H. Capital Limited, of which he is sole owner. Mr. Lovato has provided office space, complete use of his equipment, facilities, and personnel free of charge up to March 1st, 1999. The Company as of that date began to pay B. H. Capital Limited the Corporate Finance Consulting Agreement dated January 1st, 1999. The Company will be obligated to pay B. H. Capital Limited a monthly retainer/lease payment of $3,000 per month for continued use of Mr. Lovato's equipment and facility, along with some personnel.

In the two proceeding years, Americana Publishing lost $485,756 from operations. Of this amount, $7,396 was depreciation expense, a non-cash expense. The majority of the loss came from the handling of certain stock transactions between Americana, the directors and outside consultants. These transactions resulted in an additional $442,113 of non-cash expense reflected on the income statement. The balance of the loss from operations, or $36,247, was supplemented by an increase in payables of $24,752 and proceeds from the sale of common stock in the amount of $12,162, resulting in a cash balance on December 31, 1998 of $667.

For the period ended March 31, 1999, the operating loss was $311,099 of which $2,633 consisted of depreciation expense. A majority of the loss resulted from the treatment of stock options made available to the five directors and certain outside consultants which resulted in a non-cash expense of $230,000 reflected on the income statement. In addition, George Lovato, Jr. forfeited $62,500 of compensation due him based on the Employment Agreement dated January 1, 1999. This represents 1/4th of the annual compensation of $250,000 as per the Employment Agreement. Equipment in the amount of $15,860 was purchased, primarily computers and office furniture. Taxes payable increased by $921. In addition, 465,000 shares of common stock were sold at $.50 per share in February, 1999 for a total of $232,500, resulting in a cash balance of $201,431 on March 31, 1999.

The Company raised the maximum of approximately $232,500 to subsidize future operations through a private placement under the 504 exemption. These funds are to be used for:

Circulation Development-20% of proceeds-AMERICANA proposes to expand circulation from 100,000 to 500,000 by the year 2001. More specifically AMERICANA will purchase and mine more databases while focusing on selling multi-unit subscriptions. This will involve printing, postage, and telemarketing expenses.

Publication Development-10% of proceeds-The AMERICANA CORPORATE FINANCE REPORTER will be expanded from 16 pages to 32 pages over the next 3 years and convert from a quarterly publication to a monthly. The AMERICANA CORPORATE FINANCE REPORTER will require editorial enhancement and design improvements. A certain amount of editorial research will be required to meet the continuing needs of the readership. These expenses will include labor, direct mail, telemarketing, and editorial subcontract fees.

Publishing   Company    Acquisition    Development-20%    of    proceeds-Various
   professionals, such as lawyers and accountants, will be required to examine, analyze and execute the proposed acquisition. These professional fees will be allocated from these proceeds.

Working Capital-40% of proceeds-In order to operate the publishing enterprise certain expenses will be incurred. To support these expenses in addition to funds derived from revenues, these proceeds will be utilized for general and administrative and working capital costs.

Cost of Offering an Investor Relations Program-5% of proceeds-Americana proposes to manage its own investor relations program on an ongoing basis. The Company does not intend to hire an investor relations firm and no negotiations for such has taken place. AMERICANA will incur various expenses such as professional fees, printing, postage, telemarketing, federal and state offering registration fees, travel, entertainment, and underwriters' fees and commissions.

   Further the company intends to employ an investor relations program. This will complement the stock trading activities after the company has completed the public registration process.

Miscellaneous Expenses-5% of proceeds-The aforementioned expenses may vary in type and size.

The Company does not anticipate the need for any additional financing until after the end of this fiscal year for this operation. However, should the Company require additional capital the Company has identified the potential need for an asset-based credit facility and the registration of an SB-2 with the SEC. Although the Company has not yet secured a financing commitment from a commercial financing institution or a letter of intent with an investment banker/underwriter, the Company remains confident that the financing resources should be available to meet the Company's future financing needs. There can be no assurance that favorable financing terms may be available to Americana at the time financing is desired. Further, poor financial performance may adversely effect Americana's ability to attract a commercial lending source or investment banker to underwrite any future financings or stock offering.

Should the Company require the rapid infusion of capital it would consider the sale of a land asset it owns. This property was given to the Company by Mr. Lovato in exchange for common stock for the purpose to either sell or to leverage and secure future borrowings for the Company. The value of the land is estimated at $25,000. Although the Company does not anticipate the need for such a transaction, the land remains available as a potentially liquidatable asset. The Company does not anticipate the need for any additional financing until after December 31, 1999, the end of its fiscal year.

The Company will require future financing in various forms. The Company proposes to finance working capital timing differences with an asset-based line of credit. Capital improvements should be financed by intermediate-term debt. All future expansion and acquisition should be financed by a secondary equity offering. The Company is not in possession of any commercial bank commitment letters or a letter of intent from a capable underwriter at this time.

The Company is somewhat dependent upon the successful completion of its Form 10 filing with the SEC and active stock trading activity on NASD's Bulletin Board. The Company proposes to utilize the common stock to acquire other sponsored book publishing companies and other business enterprises as previously described. Therefore, active trading of the stock will be important to the principals of the target companies. Americana is very dependent on the active trading of its stock. The Company plans on using the stock to acquire publishing companies. If the stock is not actively traded, the ability of Americana to acquire these companies would be seriously jeopardized. Without financing, it would be difficult to cover working capital requirements and future capital expenditures. No assurance can be given that the stock will be actively traded or that Americana will be able to find financing.

The Company's assets equal $30,255 and $244,246 with equity of $27,666 and $240,736 as of December 31, 1998 (audited) and the stub period March 31, 1999 (unaudited) respectively. The only liability consisted of a deferred tax payable of $2,589 as of December 31, 1998 and $3,510 as of March 31, 1999. Therefore, the asset to equity ratio is basically 1:1 for both periods. The Company's total revenues since inception to December 31, 1998 equals $13,819 and as of the unaudited stub period of March 31, 1999, $23,142. In 1999, the Company projects ad revenue per issue of the AMERICANA CORPORATE FINANCE REPORTER to approximate $10,000 to $45,000 or more.

CAPITAL EXPENDITURES

The Company anticipates the need for additional computer equipment to handle the integrated website. This is estimated at $10,000 for 1999. These websites are designed to produce an additional source of revenue as a result of the digital book catalogue and other product sales. The Company has retained the services of Mark Whitman to develop and administer the website at a cost of $2,500 per month for a period of one year. Mr. Whitman also has been issued a 100,000 common stock option agreement under the same terms and conditions as the board of directors. The Company also added additional computer equipment and office furniture approximating $8,000. The Company successfully raised $235,000 through its recently completed private placement. This capital resource is the source of funds for the described expenditures.

As part of the integrated publishing concept, the Company intends to acquire a books on cassette production company, state of the art digital recording studio, a heat set web press, and a book binding company in order to lower overall production costs of book reprint and conversion of book titles to audio books.

ACQUISITION

As part of the "Integrated Publishing Plan" the Company anticipates it will acquire small sponsored book publishing companies and list their book titles on its website as well as list book titles they do not own, that complement and enhance the consumer appeal of the catalogue overall. These enterprises will account for the majority of revenue of the Company in the future. The Company has identified hundreds of potential targets. These acquisitions will be transacted with the use of the Company's common stock. Furthermore, the Company intends to acquire a small book-on-cassette production company, state of the art digital recording studio, heat set web press company, and book binding company. These enterprises will vertically integrate production and control quality of audio conversion and book re-prints as well as consolidate profitability. The Company proposes the following method and approach:

ACCOUNTING ASPECTS OF BUSINESS COMBINATIONS

Business combination occurs when a company and one or more businesses are brought together into one accounting entity. These combinations are accounted for under either the purchase or pooling of interest methods. As Americana acquires the various companies it has targeted, a decision will have to be made on a case-by-case basis as to which method is appropriate and in the best interest of the shareholders.

Management  is   knowledgeable   concerning  the  various  tax  consequences  of
acquisitions and will strive at all times to ensure the interest of the shareholders is best served.

Part II. Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports