Form 10QSB
period 1999-09-30
AMERICANA PUBLISHING INC
filed 1999-11-05
CIK 1081751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1999

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
                               ------------------     -------------------------

Commission file number  0-25783

                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
         ---------------------------------------------------------------
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

                                  505-265-5123
                                  ------------
                           (Issuer's telephone number)


              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       . No   X   .
                                                  -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1999, there were 3,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes   X    . No       .
    -----       -----

                           AMERICANA PUBLISHING, INC.

                                      INDEX


                                                                          PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      September 30, 1999 (Unaudited) and
                      December 31, 1998 ...............................    3

                Condensed Statements of Operations
                      Three and Nine months ended September 30,
                      1999 and September 30, 1998 .....................    4

                Condensed Statements of Cash Flows
                      Nine months ended September 30, 1999 and
                      September 30, 1998 (Unaudited) ..................    5

                Notes to Condensed Financial Statements ...............    6

Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations ...................................... 8 - 13


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

Item 4.         Submission of Matters to a Vote of Security Holders

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K

                (a)  Exhibits - Press Releases and other Exhibits
                (b)  Reports on Form 8-K

SIGNATURES




Part 1 Item 1.
                                  AMERICANA PUBLISHING, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED BALANCE SHEETS


                                                              Sept. 30,                 December 31,
                                                                1999                       1998
                                                             (Unaudited)                 (Audited)
                                                             -----------                -----------
ASSETS

CURRENT ASSETS:
    Cash                                                     $    16,206                $       667
    Other Assets                                                   7,200                       --
                                                             -----------                -----------

        Total Current Assets                                      23,406                        667

PROPERTY AND EQUIPMENT
    Database and Circulation List                                 22,735                     18,411
    Computer Equipment                                            28,118                     14,629
    Furniture and Fixtures                                         5,726                      3,944
    Software                                                       3,164                       --
    Web Site Development and Name -
      Americana Books                                             22,143                       --
        Less:  Accumulated Depreciation
          and Amortization                                       (16,886)                    (7,396)
                                                             -----------                -----------

        Total Property and Equipment                              65,000                     29,588


TOTAL ASSETS                                                 $    88,406                $    30,255
                                                             ===========                ===========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accrued Liabilities                                      $       851                $      --
                                                             -----------                -----------

        Total Current Liabilities                                    851                       --

LONG-TERM LIABILITIES
    Deferred Federal Income Tax                                    7,924                      2,589
                                                             -----------                -----------

        Total Long-Term Liabilities                                7,924                      2,589
                                                             -----------                -----------

STOCKHOLDERS' EQUITY
    Preferred Stock 20,000,000 Shares, No
        Par Value, Authorized, None Issued
    Common Stock 100,000,000 Shares
        Authorized $.001 Par Value, 2,535,000
        & 3,000,000 Issued and Outstanding
        for 1998 and 1999, Respectively                            3,000                      2,535
    Paid-In Capital                                            1,234,928                    510,887
    Deficit Accumulated During the
        Development Stage                                     (1,158,297)                  (485,756)
                                                             -----------                -----------

        Total Stockholders' Equity                                79,631                     27,666
                                                             -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    88,406                $    30,255
                                                             ===========                ===========

                             See Accompanying Notes to Financial Statements.


                                                AMERICANA PUBLISHING, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)



                                                                 FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                   ENDED SEPT. 30,                    ENDED SEPT. 30,
                                                               1999               1998             1999            1998
                                                           -----------        -----------       -----------       ---------

Net Revenues                                               $    2,128         $    2,010        $   12,036        $   5,010

Operating Expenses
    Salaries and Wages                                         21,949                  -            25,038                -
    Compensation Expense                                       87,003                  -           312,006                -
    Consulting Fees                                                 -                  -           195,247                -
    Depreciation and Amortization                               3,285                  -             9,490                -
    Interest Expense                                                -                  -               142                -
    Management Fees                                             6,000                  -            51,000                -
    General and Administrative Expense                         35,517                883            86,319           15,265
                                                           -----------        -----------       -----------       ---------

    Total Expenses                                            153,754                883           679,242           15,265
    Income Tax - Deferred                                      (3,055)                 -             5,335                -
                                                           -----------        -----------       -----------       ---------

        Net Income (Loss)                                  $ (148,571)        $    1,127        $ (672,541)       $(10,255)
                                                           ===========        ===========       ===========       =========

Weighted Average Number of
Common Shares Outstanding                                   3,000,000          1,270,000         2,916,300        1,270,000

Income (Loss) Per Share - Basic & Diluted                  $     (.05)        $     (.01)       $     (.23)       $   (.01)

Dividends Per Common Share                                 $        -         $        -        $        -        $       -


                                   See Accompanying Notes to Financial Statements.


                                           AMERICANA PUBLISHING, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                            Sept. 30,          Sept. 30,
                                                                              1999                1998
                                                                          ------------         -----------
    Cash Flows From Operating Activities:
     Net Loss                                                             $  (672,541)         $  (10,255)
     Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operating Activities:
       Depreciation                                                             9,490                   -
       Capital Transactions                                                   492,003                   -
       Increase in Accounts Payable                                               852               8,199
       Increase in Income Taxes Payable                                         5,335                   -
       Increase in Other Assets                                                (7,200)                  -
                                                                          -----------          ----------
         Total Adjustments                                                    500,480               8,199

    Net Cash Used by Operating Activities                                    (172,061)             (2,056)


    Cash Flows From Financing Activities:
     Proceeds From Sale of Common Stock                                       232,500                   -
     Proceeds From Borrowings                                                       -                   -
                                                                          -----------          ----------

    Net Cash Provided by Financing Activities                                 232,500                   -


    Cash Flows From Investing Activities:
     Purchase of Property and Equipment                                       (44,900)                  -
                                                                          -----------          ----------

    Net Cash Used in Investing Activities                                     (44,900)                  -


    Net Increase (Decrease) in Cash                                            15,539              (2,056)

    Cash and Cash Equivalents at Beginning of Period                              667               2,159
                                                                          -----------          ----------

    Cash and Cash Equivalents at End of Period                            $    16,206          $      103
                                                                          ===========          ==========



    Supplemental Disclosures:
     Interest Paid                                                        $      142                    -
     Taxes Paid                                                           $        0                    -

                               See Accompanying Notes to Financial Statements.



                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.

The unaudited internal condensed financial statements and related notes have been prepared by Americana Publishing, Inc. (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year. Of the $12,036 revenue through September 30, $8,000 is from related party transactions.


NOTE 2.  LIQUIDITY

The Company has historically financed its operations through capital infusion by Mr. George Lovato, Jr., the Chairman of the Board and Chief Executive Officer. Mr. Lovato has also paid certain expenses on behalf of the Company from other business, such as B. H. Capital Limited, of which he is sole owner. Mr. Lovato has provided office space, complete use of his equipment, facilities, and personnel free of charge up to March 1st, 1999. The Company as of that date began to pay B. H. Capital Limited the Corporate Finance Consulting Agreement dated January 1st, 1998. The Company will be obligated to pay B. H. Capital Limited a monthly retainer/lease payment of $3,000 per month for continued use of Mr. Lovato's equipment and facility, along with some personnel.

The Company subsequent to September 30, 1999 completed the sale of $700,000 of securities under 4(2). The use of these proceeds will be for working capital, including the completion of the website, for an acquisition and advertising.

The Company does not anticipate the need for any additional financing. However, should the Company require additional capital the Company has identified the potential need for an asset-based credit facility. Although the Company has not yet secured a financing commitment from a commercial financing institution or a letter of intent with an investment banker/underwriter, the Company remains confident that the financing resources should be available to meet the Company's future financing needs. There can be no assurance that favorable financing terms may be available to Americana at the time financing is desired. Further, poor financial performance may adversely effect Americana's ability to attract a commercial lending source or investment banker to underwrite any future financings or stock offering.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

All phases of the Company's operations are subject to influences outside of the Company's control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include competition pressures, inflation, trade restrictions, interest rate fluctuations and other capital market conditions, weather, future and options trading or paper commodities, and the availability of natural resources and services from other sources. Forward-looking statements are made by or on behalf of the Company's knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other environmental factors over which the Company has no control, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified in their entirety by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected effect on the business and/or operations of the Company. The revenue earned in the first two years is low due to the fact that the Company is in a development stage mode. The compensation expense of $285,913 in 1998 represents the value of stock received by George Lovato over the cost of the stock. The $95,109 of outside consulting services in 1998 includes $92,750 of expense which represents the value of stock received by the remaining four
(4) directors, plus one additional individual , over their cost in the stock. The printing cost dropped significantly from 1997 to 1998 due to the use of a less expensive printing method and the use of less expensive paper. The Company did purchase assets in 1998, hence the increase in depreciation expense in 1998 over 1997. Other "operating expense" of $39,333 and $33,324 for 1998 and 1997, respectively, is comprised of miscellaneous expense paid by George Lovato for the development of the database and circulation list.

The first nine months of 1999 includes compensation expense of $312,006 plus $195,247 in consulting fees. These two amounts consist of forgiveness of salary by George Lovato plus the excess of the fair market value of stock options over their cost, issued to directors and consultants of the Company. The $51,000 in management fees is paid to the President for use of his equipment, facilities and certain personnel in the conduct of Company business. Professional fees of $21,316 were paid to auditors and attorneys in the process of registering Americana Publishing, Inc. as a public company.

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

Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous data can be interpreted in a number of different ways: typically the year 2000 is represented s the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business transactions. The Company has reviewed the majority of its primary Information Technology (IT) systems with the vendors from whom the systems were purchased and believes these systems were 2000 compliant as of December 31, 1998. The Company is also reviewing its non-IT systems (such as technology embedded within its operational equipment) and any material third-party relationships for year 2000 problems that could affect the Company's operations. The Company expects to complete this review by mid-1999. The Company believes the potential impact, if any, of those IT, non-IT or third-party systems not being year 2000 compliant should not materially impact the Company's ability to continue activities. Based on reviews conducted to date and other preliminary information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. Cost to date has been immaterial. The Company relies on third part internet providers to conduct its basic operations. Should any third party with which the Company has a material relationship fall, the impact could be a significant challenge to the Company's ability to perform its basic operations. An example of such a challenge would be the inability of customers to access its website. As part of the above-mentioned review, the Company will address the most reasonably likely worst-case year 2000 scenarios and potential costs. The Company will also develop a year 2000 contingency plan for unknown events. The Company is scheduled to have these plans completed by June, 1999. Statements in this section are intended to be and are hereby designated "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Mr. Lovato is the only person dedicated to Y2K compliance matters.

Liquidity and Capital Resources
-------------------------------

The Company has historically financed its operations through capital infusion by Mr. George Lovato, Jr., the Chairman of the Board and Chief Executive Officer. Mr. Lovato has also paid certain expenses on behalf of the Company from other business, such as B. H. Capital Limited, of which he is sole owner. Mr. Lovato has provided office space, complete use of his equipment, facilities, and personnel free of charge up to March 1st, 1999. The Company as of that date began to pay B. H. Capital Limited the Corporate Finance Consulting Agreement dated January 1st, 1998. The Company will be obligated to pay B. H. Capital Limited a monthly retainer/lease payment of $3,000 per month for continued use of Mr. Lovato's equipment and facility, along with some personnel.

The Company completed the sale of $700,000 of securities under 4(2)as of November 4th, 1999. The use of these proceeds will be for working capital, including the completion of the website(s), for an acquisition and advertising.

The Company does not anticipate the need for any additional financing. However, should the Company require additional capital the Company has identified the potential need for an asset-based credit facility. Although the Company has not yet secured a financing commitment from a commercial financing institution or a letter of intent with an investment banker/underwriter, the Company remains confident that the financing resources should be available to meet the Company's future financing needs. There can be no assurance that favorable financing terms may be available to Americana at the time financing is desired. Further, poor financial performance may adversely effect Americana's ability to attract a commercial lending source or investment banker to underwrite any future financings or stock offering.

Should the Company require the rapid infusion of capital it would consider the sale of a land asset it owns. This property was given to the Company by Mr. Lovato in exchange for common stock for the purpose to either sell or to leverage and secure future borrowings for the Company. The value of the land is estimated at $25,000. Although the Company does not anticipate the need for such a transaction, the land remains available as a potentially liquidatable asset. The Company does not anticipate the need for any additional financing until after December 31, 1999, the end of its fiscal year. At which time the Company may consider the sale of additional common stock in either a private placement or a secondary public offering.

The Company will require future financing in various forms. The Company proposes to finance working capital timing differences with an asset-based line of credit or through the use of factoring any accounts receivables. Capital improvements should be financed by intermediate-term debt. The Company is not in possession of any commercial bank commitment letters or a letter of intent from a capable underwriter at this time.

The Company proposes to utilize the common stock to acquire other sponsored book publishing companies and other business enterprises as previously described. Therefore, active trading of the stock will be important to the principals of the target companies. Americana is very dependent on the active trading of its stock. The Company plans on using the stock to acquire publishing companies and other enterprises that benefit growth. If the stock is not actively traded, the ability of Americana to acquire these companies would be seriously jeopardized. Without financing, it would be difficult to cover working capital requirements and future capital expenditures. No assurance can be given that the stock will be actively traded or that Americana will be able to find financing.

The Company's assets equal $30,255 and $88,601 with equity of $27,666 and $79,631 as of December 31, 1998 (audited) and September 30, 1999 (unaudited) respectively. The only liability consisted of a deferred tax payable of $2,589 as of December 31, 1998 and $8,970 as of September 30, 1999. Therefore, the asset to equity ratio is basically 1:1 for both periods. The Company's total revenues since inception to December 31, 1998 equals $15,819 and as of September 30, 1999, $32,230. In 1999, the Company projects its revenue per issue of the AMERICANA CORPORATE FINANCE REPORTER to approximate $10,000 to $45,000 or more.

Capital Expenditure
-------------------

The Company anticipates the need for additional computer equipment to handle the integrated website and add new websites such as americanasongs.com. This is estimated at $20,000 for 1999. These websites are designed to produce an additional source of revenue as a result of the digital book catalogue, other product sales and music. The Company has retained the services of Mark Whitman to develop and administer the website at a cost of $2,500 per month for a period of one year. Mr. Whitman also has been issued a 100,000 common stock option agreement under the same terms and conditions as the board of directors. The Company has added additional computer equipment and office furniture approximating $8,000.

Acquisition
-----------

As part of the "Integrated Publishing Plan" the Company anticipates it will acquire small sponsored book publishing companies and list their book titles on its website as well as list book titles they do not own, that complement and enhance the consumer appeal of the catalogue overall. These enterprises will account for the majority of revenue of the Company in the future. The Company has identified hundreds of potential targets. These acquisitions will be transacted with the use of the Company's common stock. The Company entered into a letter of intent on October 29, 1999 to acquire the assets of an audio book production company. This transaction differs from the above proposed transactions in that the company is purchasing the assets only for cash and does not anticipate in using its common stock in an exchange. The Company is also in negotiations to purchase a radio program to be nationally syndicated. Furthermore, the Company intends to acquire a state of the art digital recording studio, heat set web press company, and book binding company. These enterprises will vertically integrate production and control of quality audio books as well as re-print books for its family of over 100 publishers now supplying books through americanabooks.com, as well as consolidate profitability. The Company currently has upgraded its existing recording studio to accommodate digital equipment. This currently serves as the facility to record audio books.

RESULTS OF OPERATIONS

The table below shows (a) the relationship of income and expense items to net revenues, and (b) the change between comparable prior period and current period, for the three and nine-month periods ended September 30, 1999 and 1998, respectively. This table should be read in the context of the Company's condensed statements of income presented elsewhere herein:



                                                                                                     Three             Nine
                                                                                                     Months           Months
                                             Three Months                 Nine Months                 Ended            Ended
                                                Ended                         Ended                 Sept. 30,        Sept. 30,
                                             Sept. 30,                       Sept. 30,               1998 to          1998 to
                                        1999            1998            1999           1998           1999              1999
                                          %               %               %              %              %                 %
                                     ---------         ------         -------         ------        ---------          -------
Net Revenues                             100.0          100.0           100.0          100.0            (5.8)            140.2


Operating Expenses:
General and
   Administrative                      7,225.3           43.9         5,643.4          304.7        17,312.7           4,449.7
                                     ---------          -----         -------          -----        --------           -------


Operating Income
   (Loss)                             (7,125.3)          56.1        (5,543.4)        (204.7)           *             (6,406.2)


Net Interest
   Expense                                --             --              --             --                --              --
                                     ---------          -----         -------          -----        --------           -------


Income (Loss) Before
   Income Taxes                       (7,125.3)          56.1        (5,543.4)        (204.7)           *             (6,406.2)


Federal and State
   Income Taxes
   (Benefit)                             143.6           --               (44.3)        --              *                 *
                                     ---------          -----         -------          -----        --------           -------


Net Income (Loss)                     (6,981.7)          56.1        (5,587.7)        (204.7)           *             (6,458.2)
                                     =========          =====         =======          =====        ========           =======


* Because the data changes from negative to positive, or from positive to negative, the percentage of change is not meaningful.


Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Net revenues were approximately the same. During this quarter, management spent a large amount of time working with the web site developer in the development of Americana Publishing Inc.'s web site. No issue of Americana Corporate Reporter was published and no advertisements were sold.

Total expenses increased from $883 to $153,754. Of this expense, $87,000 was non-cash expense having to do with the forgiveness of salary by George Lovato and the fair market value of stock options issued to certain directors. This non-cash expense was charged to compensation expense. Thee were also $9,000 of professional fees pertaining to the negotiation of the Company.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

The revenue increased $7,000 over the same nine month period the previous year. The increase was mainly due to a related party purchasing $8,000 of advertising space in the first quarter 1999.

The expenses increased $663,978. Of this expense almost $500,000 was a non-cash consisting of forgiveness of salary by George Lovato and the fair market value of stock options issued to certain individuals and directors. A large part of the remaining expense pertains to the registration of Americana Publishing, Inc. as a public company.

Part II Other Information

Item 2.

The Company recently sold 908,250 shares of common stock under the 4(2) exemption of the securities act of 1933, as amended, to five (5) individuals. 416,500 shares were sold at $.50 to a pre-existing shareholder Lowell S. Fixler, and the balance were sold at $1.00 thus totaling $700,000. The funds will be used for working capital and various capital expenditures.