Form 10KSB
period 1999-12-31
AMERICANA PUBLISHING INC
filed 2000-02-25
CIK 1081751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1999.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period
       from               to
            --------------   -----------------

                             Commission File Number

                           Americana Publishing, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                              84-1453702
          --------                                              ----------
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)

                          303 San Mateo NE, Suite 104A
                          Albuquerque, New Mexico 87108
                     --------------------------------------
                    (Address of principal executive offices)

                                 (505) 265-6121
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to section 12(b) of the Act:
                          Common Stock $0.01 per share

                 Securities registered pursuant to Section 12(g)
                                  of the Act:
                                      None

     Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to be file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [ ]

     State issuer's revenues for its most recent fiscal year:  $9,515

     State the aggregate market value of the voting and non-voting common equity held non-affiliates computed by reference to the price at which the common equity was, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of January 15, 2000: $2,782,000. As of January 15, 2000 there were 4,283,000 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 (the "securities Act"). The listed documents should be clearly described for identification purposes. None.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

                           AMERICANA PUBLISHING, INC.
                                   FORM 10-KSB

                                      INDEX

PART I

Item 1. DESCRIPTION OF BUSINESS
         Background of the Company
         Factors Which May Affect Future Results
         Business of Americana Publishing, Inc.
                Unique Strategies and Website Development
                More Money for Your Books and Other Unique Strategic Advantages Development of additional Websites
         AMERICANA CORPORATE FINANCE REPORTER
         Possible Acquisitions & Merger Transactions
         Employees

Item 2. DESCRIPTION OF PROPERTY
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
           Results of Operations
           Liquidity and Capital Resources
Item 7. CONSOLIDATED FINANCIAL STATEMENTS
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE;

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               REGISTRANT COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Item 10. EXECUTIVE COMPENSATION
           Other Non-Cash Compensation
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           Stock Options Outstanding
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13. EXHIBITS AND REPORTS ON FORM 8-K
           Reports on Form 8-K

SIGNATURES

                                     PART I

                         Item 1. DESCRIPTION OF BUSINESS

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. AMERICANA's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1a the section entitled "Factors Which May Affect Future Results."

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect AMERICANA's current views with respect to future events and financial performance including statements regarding AMERICANA's strategy, product under development and plans for operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "plans," "targets" and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described below under the heading "Factors Which May Affect Future Results," and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. AMERICANA undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that my prove to be erroneous and are subject to certain risks including, but not limited to, AMERICANA's ability to introduce new products, AMERICANA's dependence on limited cash resources, and its dependence on certain key personnel within AMERICANA. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

BACKGROUND OF THE COMPANY

AMERICANA PUBLISHING, INC. (hereinafter referred to as "AMERICANA") was incorporated under the laws of the State of Colorado on April 17, 1997. Prior to that date AMERICANA operated as a division of B.H. Capital Limited for approximately 18 months as a development stage enterprise. During the development stage various activities such as publication design research, industry and competition research, demographic research, and the formation of the integrated publishing concept were achieved.

In March of 1999, AMERICANA completed a 504 private placement pursuant to Regulation D of the Securities Act of 1933 as amended, in the amount of $232,500 or for 465,000 shares of AMERICANA'S $.001 par value Common Stock. During 1999, AMERICANA completed the development of its first e-commerce website americanabooks.com. On April 15th, 1999 AMERICANA filed its initial Form 10-SB with the Securities and Exchange Commission to register 3,000,000 shares of common stock. AMERICANA received a "No Further Comment Response" concerning the Form 10-SB was declared effective by the Securities and Exchange Commission on August 6, 1999. AMERICANA completed the sale of common stock on November 2, 1999 and sold 908,250 shares of common stock thus infusing $700,000 into AMERICANA. On August 30, 1999 Hill, Thompson, Magid and Co., Inc. filed a Form 211 with the National Association of Securities Dealers and received clearance to trade AMERICANA's common stock on November 5th, 1999. Throughout this period AMERICANA continued the final phase of development of the americanabooks.com and opened the website on October 15, 1999. The common stock of AMERICANA (OTCBB:APBH) began trading at $2.00 per share on November 8th, 1999. AMERICANA began actively promoting the americanabooks.com website and began the final stage of development of the americanasongs.com website.

Item 1a.  Factors Which May Affect Future Results

AMERICANA is still in a developmental stage and the common stock involves a high degree of risk. In addition to other information contained in this Form 10-KSB, prospective investors should carefully consider the following risk factors, which may affect future results:

     1. Continuing Losses. During fiscal year 1999, AMERICANA's most recent fiscal year, AMERICANA's losses were $1,750,629 compared to losses of $431,080 1998 and $54,676 in 1997. AMERICANA faces all the risks inherent in a new business. There have been no significant sales as of December 31, 1999. There can be no assurance that any of the business activities will result in any significant operating revenues or earnings. Investors should be aware that they may lose all or substantially all of their investment.

     2. Lack of Revenues. AMERICANA currently generates revenues from primarily one website, americanabooks.com. This websites generates sales from books and the ELECTRONICAGENT. There can be no assurance that AMERICANA will ever generate sufficient revenues from this website to support AMERICANA's overhead. Furthermore, AMERICANA may continue to incur losses and any investor who purchases or acquires shares of AMERICANA's Common stock will likely incur further substantial dilution and or loss in the value of their investment.

     3. Current Financing and Capital May be Insufficient. AMERICANA has received a financing commitment from Altres Financial. This commitment will allow AMERICANA to factor accounts receivable invoices. There can be no assurance that this credit facility will be sufficient to finance the timing difference of AMERICANA's outgoing payables versus its incoming receivable payments. As of December 31, 1999, AMERICANA had $507,746 in liquid reserves. There can be no assurance that these cash reserves will be sufficient to support AMERICANA's continuing operating overhead. Any adverse performance of AMERICANA's receivables or sudden demands on Americana's cash reserves may result in an investor losing all or substantially all of their investments.

     4. Lack of Secondary Underwriting Commitment. AMERICANA's management recognizes that additional capital from the sale of Common Stock may be required in order to continue to fulfill AMERICANA's growth and development demands. While AMERICANA may attempt to obtain a commitment from an underwriter for a private placement or secondary public offering, there can be no guarantee that a commitment can be obtained or furthermore that if a commitment is obtained that the underwriter will be successful in raising funds. Should AMERICANA not be successful in raising additional capital, AMERICANA may suffer continuing losses and financial difficulties and, thus may result in an investor losing all or substantially all of their investment.

     5. Significant Dilution From Stock Options and Future Stock Sales. AMERICANA has issued Stock Options totaling 2,555,000 of Common Stock which if purchased would infuse $511,000 in capital into AMERICANA, at $.20 per share through December 2000. As a result of these Stock Options, in addition to others, that may be issued from time to time in the future, the investor may suffer substantial dilution and reduce significant value of their investment. AMERICANA may be required to sell additional preferred and common stock in order to infuse additional capital into AMERICANA. Should AMERICANA be successful in obtaining additional capital through the sale of its stock, existing shareholders will incur substantial dilution.

     6. Lack of Independent Market Study. AMERICANA's management has performed limited market surveys and studies. However, no independent third party has performed any surveys or studies that substantiate or validate Americana's business plan. There can be no assurance that the marketing and or vertically integrated publishing strategy will prove successful and therefore the investor may lose all or substantially al of their investment.

     7. Lack of Dividends. AMERICANA has never paid any cash dividends on its Common Stock. AMERICANA's board of directors intends to retain profits, if any, to finance AMERICANA's business.

     8. Limited Market for Common Stock. AMERICANA's Common Stock is traded on the Electronic Bulletin Board (OTC) and has experienced limited liquidity and may become highly price sensitive and volatile in the future. There can be no assurance that a meaningful trading market for AMERICANA's Common Stock will be established or if established if it can be maintained for any significant period.

     9. Possible Rule 144 Stock Sales. As of December 31, 1999, AMERICANA had 3,818,000 shares of AMERICANA'S outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended, or other applicable exemptions from registration. Rule 144 provides that persons classified or affiliates, 5% or more shareholders, officers and directors, and statutory underwriters holding restricted securities must wait a period of two years and then may sell in a brokerage transaction, an amount not exceeding in any three month period the greater of either (i) 1% of AMERICANA'S outstanding common stock or (ii) the average weekly trading volume during a period of four calendar weeks immediately proceeding any sale. Persons who are not affiliates, 5% or more shareholders, officers and directors and statutory underwriters must hold the stock for one year and are not subject to the volume limitation. Possible or actual sales of AMERICANA's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of AMERICANA's Common Stock if any liquid trading market develops.

     10. Risks of Low Priced Stocks. Trading in AMERICANA's Common Stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, AMERICANA's securities. In the absence of a security being quoted on NASDAQ, or AMERICANA having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.

     Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at lease $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

     The Commission has recently adopted regulations under such Act, which define a penny stock to be any NASDAQ, or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

     In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market terms used in such market, the broker/dealer's duties to the customer a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

     Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative current quotations for the securities and if the broker/dealer is the sole market maker the broker/dealer must disclose this fact and its control over the market.

     Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

     Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ's maintenance requirement. AMERICANA's securities are subject to the above rules on penny stocks and the market liquidity for AMERICANA's securities could be severely affected by limiting the ability of broker/dealers to sell AMERICANA's securities.

     11. Competition. AMERICANA is engaged in a series of business activities, which are characterized, by intense competition, rapid technological change and state of the art marketing and advertising strategies. Many of AMERICANA's existing and potential competitors have substantially greater financial, research and development, marketing and production resources than those of AMERICANA and may be better equipped than AMERICANA to develop, manufacture and market competitive e-commerce, media and publishing products. These companies may develop and introduce products and services competitive with, superior to, or less costly than those of AMERICANA, thereby rendering some of AMERICANA's technologies and products and services under development less competitive or obsolete.

BUSINESS OF AMERICANA PUBLISHING, INC.

AMERICANA has developed an integrated multimedia strategy. This strategy incorporates the roll-up or acquisition of various interrelated publishing enterprises; the introduction of a host of independent websites that sell various published products and services as the primary point of sales while exploiting a drop shipment/fulfillment strategy, and providing a series of services to the publishing and media industries through the newly acquired assets as a result of its roll up strategy.

The roll-up strategy allows AMERICANA through acquisition to grow both the balance sheet and increase profit, due to economic efficiencies of combining small companies into a larger company, as well as provide an array of much needed services to small and medium sized book publishers. These services range from audio book products, e-book development, printing, bookbinding sales and marketing and e-commerce sales and distribution.

Website development focuses on combining the name AMERICANA with a product name such as books. This branding makes the URL self explanatory to e-commerce customers. Each product name will represent an independent website. AMERICANA owns a number of URL's. As an example, AMERICANA owns americanasongs.com, americanatextbooks.com, americanaartmart.com, americanavideo.com, americanasoftware.com, americanaaudio.com, americanabroadcast.com and amercianawarehouse.com. The web customer will be able to access the product catalogue by use of the specific URL. These individual websites will have links to other AMERICANA websites thus allowing the e-commerce customer to be cross-marketed to these complementary sites. Each site proposes to emphasize simplicity of navigation while exploiting the cost cutting drop shipment/fulfillment strategy. Since the warehousing and fulfillment facilities already exist, AMERICANA websites coordinates the shipment of the product directly to the customer. By acting as an e-commerce conduit, AMERICANA speeds the delivery, reduces operating expenses, which can be passed along to the customer and remain price competitive with the competition while avoiding costly real estate and infrastructure investments that do not yield high returns to investors.

Ultimately, AMERICANA will set up americanawarehouse.com, which will link all the independent websites together under an e-commerce shopping mall site. Therefore, the web customer can be cross-marketed from site to site or from the americanawarehouse.com umbrella site. This multi website strategy allows AMERICANA to increase its brand name awareness while expanding its Internet search engine registration frequency.

Overall, the integrated plan allows for AMERICANA to generate sales and balance sheet growth from a multitude of websites, related services, direct sales and the roll-up strategy. Therefore, AMERICANA can mitigate some of its reliance on a single source revenue and balance sheet expansion.

E-COMMERCE INDUSTRY BACKGROUND

There are two large web-based book and media product e-commerce companies. They are amazon.com and BarnesandNoble.com. These two e-commerce companies comprise the majority of Internet book, music and various other related media product sales. This is a relatively new industry and the precise percentage of total Internet sales in these product categories is or cannot be determined accurately. However, these two companies combined clearly dominate this segment of E-commerce. These companies have substantially more capital available for marketing and advertising and are more highly developed with respect to consumer name identification. These two competitors have established themselves in the E-commerce marketplace over the past four years. Price of books music and various other related media products have been the main or primary thrust of the competition between amazon.com and BarnesandNoble.com. The quantity of books and availability of various products or in inventory and quick delivery of products to customers has not been emphasized. Further, the design of these competitor media seller websites emphasizes the sale of the top product sellers. Therefore, the consumer has difficulty in utilizing these website search engines to easily locate the hundreds of other published products listed in each category. americanabooks.com has eliminated this discriminatory search engine feature through the development of its own INTELLISEARCH ENGINE and allow for easy access to all book titles in each category and the same operating system for americanasongs.com site as well.

UNIQUE STRATEGIES AND WEBSITE DEVELOPMENT

americanabooks.com focuses on simplifying the book and media product delivery process by having the publisher drop ship the products to the consumer. The current americanabooks.com bookseller agreement requires a publisher to drop ship their product upon receipt of an americanabooks.com order. americanabooks.com does not intend to warehouse books or other published products such as the other website booksellers currently do. Should a publisher or suppliers be unable to fulfill americanabooks.com orders, as the agreement requires then americanabooks.com may not choose to do business with them. This procedure avoids having the book shipped from the publisher to americanabooks.com at the publishers expense and then shipped from americanabooks.com central warehouse to the consumer. americanabooks.com, currently at its websites, once the order is made by the customer, faxes or e-mails a preprinted shipping label with the customers shipping information and book title(s) or product information. The publisher then receives this preprinted label, fills the order and ships the order directly to the customer at the customer's expense. (When ordering, the customer pays for shipping and handling.) The publisher is being able to lower shipping expenses. americanabooks.com, therefore, does not incur substantial overhead associated with fulfillment costs such as warehouse space, labor, inventory handling and carrying costs. This process also reduces time taken to ship products to the customer. The publisher by virtue of the publisher agreement is obligated to fill orders within forty-eight hours or two business days and report available inventory twice per month. The website software, is designed so that the customer will not be able to confirm an order of a book(s) if they are not readily available. The website system is designed to notify the customer that they will receive a message by e-mail when the book is available for purchase. This customer ordering feature reduces the customer waiting time for orders and or left to wonder when an order may arrive.

Management feels that the website design, the order fulfillment and drop ship features are competitive advantages and unique. Management has been unable to identify any of these features in the amazon.com and BarnesandNoble.com websites or other bookseller and media seller websites proposing to offer these order fulfillment components.

MORE MONEY FOR YOUR BOOKS AND OTHER STRATEGIC ADVANTAGES

The standard discount is 45%. Americana proposes to pay publishers 5% more than the two major competitors. The reason for this incentive is to attract publishers to enter complete book information onto the website. This maybe subject to change if market conditions warrant.

    Price Program 1, Cover Price: Americana pays publisher 60% of title when title is sold for cover price. No discounts apply. Digital Dollars and Free Books incentives do apply to Customer purchase of these titles. Americana will also pay 60% if Digital Dollars and other discount programs do not exceed 20% off cover price.

PROGRAMS TO COMPETE ON PRICE WITH OTHER ONLINE BOOKSELLERS

    Price Program 2, Standard Discounts and Bidding: Americana pays Publisher
          40% of cover price for each title in this program. Americana establishes price in AMERICANA book catalogue for a title. AMERICANA 's exclusive "Bid on Books" feature enables the customer to make a bid on the book. Bid option only appears if customer exits book page without adding title to shopping cart. A bid floor will be established for each title to prevent underselling by the competition. The rationale for bidding is to prevent a customer from escaping to another Web bookseller for a better price. Digital dollars still apply at pre-specified price breaks. AMERICANA reserves the right to sell any title at any price.

    Price Program 3, Books by the Lb.: Publisher designates slow-selling backlist titles. These titles are literally sold "by the pound" from a special catalogue page at americanabooks.com. Price per pound is determined by the Publisher. Publisher must provide weight of all Publishers' books listed in Books by the Lb. catalogue. Books by the Lb. titles may also be eligible for Free Book program (see below).

    Price Program 4, Free Book: Customer receives a free book when he/she purchases from AMERICANA more than $65 (actual sale) in books from Publisher's titles. This program is offered as an incentive to encourage Customer to buy multiple titles from tne Publisher. Publisher is responsible for identifying books for Free Book program on Book Profile page. Books identified by Publisher for Free Book program are to be considered promotional expense by Publisher. These titles may also be listed in Books by the Lb.

    Digital Dollars: Digital Dollars are a customer incentive supported by AMERICANA, not the Publisher. Customers accrue $2 Digital Dollars upon purchasing $30 in books, $4 for $50 in books, and so forth. The customer can carry over Digital Dollars from one purchase to the next, but they expire in 30 days. Digital Dollars are not applicable to Books by the Free Book program. To obtain Digital Dollars, Customer must complete a demographic survey.

    Price Program 5: Hot Sellers. Hot sellers will be featured in special promotions by AMERICANA. This program is designed to penetrate the market with new releases by combining a shared, deep discount by Publisher and AMERICANA with featured presentation. AMERICANA will purchase from the publisher those books meeting specified sales criteria (high volume sellers). Publisher sells books to AMERICANA for 35% of cover price. AMERICANA offers Customer automatic 50% off cover price. Digital Dollars cannot be applied to purchasing a Hot Seller. AMERICANA guarantees no books will be returned to publisher. AMERICANA can in any manner dispose, sell, or discount any books it purchases from Publisher.

All of the ordering and operating features currently available on the americanabooks.com website will be made available on the americanasongs.com website. The americanasongs.com website will allow customers to order sheet music by the song or by the book. In addition, to purchasing published music, the web customer will be able to purchase rare music or music up loaded from independent record labels, producers and artists by the song or mix and match various song selections together. The web customer may then either download this music selection(s) directly to their computer or Americana will produce and ship their customized CD to the customer. Further, if the music is available from an independent record label, producer or artist on CD, then americanasongs.com can sell that specific CD product available to the web customer as well. The same requirements from the supplier of the CD such as drop shipment/fulfillment and availability reporting of the product will be the same as the americanabooks.com site.

The americanasongs.com site competes with other music sites such as MP3, CD Now, as well as, the major competitors previously mentioned. The unique difference is that no one music site incorporates all the download, drop shipment, rare music, sheet music, customized CD and single song purchase features all in one. Management feels this is unique and presents a significant developmental advantage over the competition.

AMERICANA is currently promoting these websites through Internet search engine registration, e-mail blasts, print media, and an aggressive public relations campaign and through advertising in the AMERICANA CORPORATE FINANCE REPORTER.

The advertising thus far has been limited, however, the americanabooks.com site is seeing sales from the sale of books and through fees generated from the ELECTRONICAGENT. This first of its kind feature allows authors to submit an excerpt and synopsis of an unpublished book for consideration for publishing by AMERICANA as from its family of publishers participating in the americanabooks.com website. AMERICANA charges the author $25.00 for these submissions. The americanasongs.com website is now accepting music uploads from independent record labels, producers and artists. This participation from these music sources is being produced by a direct mail, print ad and telemarketing campaign. The americanasongs.com website has two unique features similar to the ELECTRONICAGENT. They are STARMAKER and RECORDMAKER. These features allow an artist who does not have a record label to have their music considered for recording, producing and publishing by AMERICANA. AMERICANA will allow the artist to upload their music to the site and AMERICANA professionals will listen and RATE these submissions in the same manner as is same in the ELECTRONICAGENT process. The americanasongs.com website is scheduled to open on April 1, 2000.

DEVELOPMENT OF ADDITIONAL WEBSITES

AMERICANA is currently developing the americanatextbooks.com website. This website will sell college textbooks and other related media products to college students. This website will compete with varsitybooks.com and effollett.com. The americanatextbooks.com will differ in many respects from the competition. The site will offer as of yet an undetermined standard discount, unique customer account and book credit features along with a host of free give a way items.

The americanatextbook.com site will also have streaming broadcasted music, game links and prizes awarded for frequent site visitation and purchases. The americanatextbooks.com website design, currently under development, emphasizes simplicity of navigation while tailoring the graphics and operating features specifically to the college student demographic.

The site will allow users to set up a password customer account that is connected to a specific personal credit card. The customer can purchase textbooks and receive credit on book returns at the end of use. AMERICANA will then have the customer ship the book to a reseller who will supply the used book to AMERICANA customers who care to purchase the used book through the americanatextbooks.com site. Drop shipment/fulfillment will be handled in the same fashion as on other AMERICANA websites. The customer will in some cases be able to purchase used books at a much lower cost.

This site will also sell professional books for lawyers, accountants, doctors and other professionals. The primary focus will be to get the site fully functional by the summer of 2000 for beta testing and fully functional for use by college students in the fall of 2000.

AMERICANA intends to introduce the following complementary websites over the next 24 months; americanaartmart.com, americanasoftware.com, americanavideo.com, americanaelectonics.com and americanawarehouse.com. These sites as previously described will work in conjunction with one another to cross-market the customer and increase search engine registration frequency and brand name awareness of AMERICANA. Ultimately, the americanawarehouse.com site will act as a centralized digital shopping mall with each of the other websites linked or housed under this centralized site. Americana owns scores of other URL's in order to protect it's primary website development in progress.

AMERICANA CORPORATE FINANCE REPORTER -Unique Bridge of Information on the Internet Highway Gathering Tolls in Both Directions

The AMERICANA CORPORATE FINANCE REPORTER connects both the corporate finance industry to American enterprise and vice versa. That is why this publication is a "unique bridge of information on the internet highway gathering tolls in both directions."

The AMERICANA CORPORATE FINANCE REPORTER regularly discusses issues affecting the availability of credit and capital, from whom it is available, and proper application of various financing mechanisms. In other words, it emphasizes the "how" of capital formation while directing readers to the "who." As a result of the publication, business executives of all disciplines now have access to important real-time information that can affect decisions of expansion financing, merger and acquisition, refinancing, or general capitalization of a going concern. The AMERICANA CORPORATE FINANCE REPORTER is a vital resource for executives who are directly involved and regularly affected by the rapidly expanding and diverse corporate finance industry. Subjects covered are:

     *    Asset-based lending
     *    Long-term financing
     *    Working capital financing
     *    Economic conditions and factors affecting commercial financing
     *    New methods in financial statement presentation
     *    Legal issues affecting commercial finance
     *    Dynamic structural techniques used to finance business
     *    Government regulations affecting the commercial finance industry
     *    New financing sources
     *    New financing products
     *    The cost of money
     *    Mergers and acquisitions
     *    Movers and shakers in the commercial finance industry
     *    Bankruptcy as a financing tool
     *    General management concepts that improve financing efficiencies

                             Demographic Development

During the formative months following the inception of AMERICANA, the process of developing a demographic profile for the AMERICANA CORPORATE FINANCE REPORTER encompassed an informal survey conducted by Americana through telephone and direct mail reaching over 1,000 corporate finance industry professionals and business owners attempting to identify the needs of the corporate finance industry and American enterprise at large. The survey ascertained the needs for information and access by each of these demographic segments from the other. The informal survey concluded that businesses under $50 million in annual sales wanted access to sources and specific methods of finance. Alternatively, the corporate finance industry desired a cost-effective medium to reach American enterprise as previously profiled.

A demographic profile was developed as a result of the aforementioned survey. The profile is as follows:

                  Age                       45 years
                  Gender                    75% male          25% female
                  Education                 85% College Graduate
                                            47% Post Graduate
                  Income                    $138,000 average household
                                            $600,000 average net worth
                  Position                  75% Top/Executive Management
                                            35% CEO's
                                            64% Partners
Readers per Copy  3.08 x

The following represents specific industry and professional readership:

     * CEOs, CFOs, COOs of private and public companies ranging in size between $1 million and $50 million in annual sales.

     * Entrepreneurs and managers of private and public companies ranging in size between $250,000 and $25 million in annual sales.

     *    Brokers of securities, loans, and real estate.

     *    Bankers and alternative lending professionals.

     * Lawyers specializing in bankruptcy, transactional, real estate, general corporate, business litigation, banking, tax, and contract law.

     * Business and finance consultant specialists that have developed a practice learning toward commercial clientele.

     * Venture capital professionals who focus on business development investments.

     * Investment bankers in all disciplines of securities, loans, and real estate.

     *    Sophisticated investors with a net worth greater than $5 million.

Current circulation has been developed from scores of different databases that have been researched and purchased over the past five years. These databases are analyzed and then specific profile information such as annual sales, number of employees, type of enterprise, etc. is applied. From this analysis, specific listings are mined and extracted. This data mining process has been a very dynamic and useful tool for AMERICANA. The AMERICANA CORPORATE FINANCE REPORTER purchased several databases. When the databases were purchased they were purchased with respect to only acquiring names that meet the AMERICANA CORPORATE FINANCE REPORTER demographic profile. This process of purchasing specific names that meet specific demographic profiles is defined, as a term of art is "data mining". Currently, the circulation database consists of over 100,000 listings and is updated from over 20 master database resources containing over 10,000,000 individual listings on a monthly basis.

The current circulation reaches across the United States, Mexico, and Canada with high concentration of distribution in major metropolitan cities. This type of geographic and demographic distribution is considered in the publishing industry to be controlled circulation.

Circulation Expansion

Controlled circulation development and data mining will continue in the same manner as the primary database was developed. The goal is to reach controlled circulation of 250,000. Contained development of paid circulation will be accomplished through outsourcing circulation sales. More specifically, multi-copy subscription sales will be emphasized. There are scores of circulation sales companies in the U.S. and Canada. The subscription contractor is given specific guidelines by Americana to sell multi unit subscriptions. Typically large entities such as banks need more than one copy of a single magazine issue. Therefore entities where there are large numbers of employees or multiple locations or both are the target of this type of subscription sales.

Advertising Sales

The large number of listings in the existing database under the corporate finance category are the most logical prospects for advertising sales. It is rare that a publication can match its demographic to ad sales development. The AMERICANA CORPORATE FINANCE REPORTER has that unique feature. As the integrated publishing plan suggests, these financing resources want a cost-effective medium that can reach businesses matching the AMERICANA CORPORATE FINANCE REPORTER reader demographic. Ad sales can be generated from advertising in each AMERICANA CORPORATE FINANCE REPORTER issue. The AMERICANA demographic includes 20,000 finance and banking organizations. These leads can then be turned over to the ad sales division. Also, direct mail can be utilized to solicit ad sales from this demographic group. AMERICANA has successfully sold advertising approximating over $22,000 in the first three issues of the AMERICANA CORPORATE FINANCE REPORTER. AMERICANA has developed a superior-quality media sales kit that it incorporates into its currents sales activities. These rates have been sold at the published rates to advertisers with the exception of B. H. Capital Limited and North American Loan Brokers who have paid approximately half of the advertising rates.

On the other side of the demographic, public companies may desire to advertise completion of offerings, investor relations announcements, improvement of stock trading, pricing, and/or general tombstone advertisements. Part of the AMERICANA demographic includes over 12,000 public companies. This segment is a well-developed prospecting list for a professional ad sales staff.

The term for payment is 50% of the total cost of the ad down and the balance due when the issue is printed. For multi-issue advertising contracts, 25% of the total contract is required upon signature of the contract and full payment for each ad when each issue is printed.

The other prospective advertisers are:

      *  Accountants                                  *  Business software companies
      *  Long-distance providers                      *  Telephone equipment companies
      *  Lawyers                                      *   Marketing companies
      *  Financial printers Office equipment          *  Bookkeeping companies
         suppliers                                    *  Consultants
      *  Banks                                        *  Office furniture companies
      *  Brokerage houses                             *  Computer companies



      *  Leasing companies                            *  Internet suppliers
      *  Non-regulated lenders                        *  Business colleges
      *  Real estate companies                        *  Seminar providers
      *  Hotels/airlines                              *  Business book publishers
      *  Car rental companies                         *  Temporary personnel services
      *  Cellular phone companies                     *  Travel agencies
      *  Pager companies                              *  Commercial finance associations
      *  Overnight mail services                      *  Appraisers
      *  Courier services                             *  Convention planners
      *  United State Post Office

The AMERICANA CORPORATE FINANCE REPORTER will range from 16-32 pages in length. Advertising will account for 40% to 65% of the printed space, depending upon the level reached by ad sales.

Other considerations are the quality of the advertisers. No advertising will be accepted if the company or individual is financially impaired with a poor credit rating and a negative reputation within the industry. Only one advertiser of each type will advertise in each issue such as one loan broker will be allowed to advertise; North American Loan Brokers of Houston, Texas. The one merchant banking and corporate finance consulting firm will be B. H. Capital Limited. These are currently the only advertising limitations.

Publication Specifics
The AMERICANA CORPORATE FINANCE REPORTER regularly features specific sections in each magazine. These magazine sections are formatted consistently from issue to issue. The subject matter is consistent and specific to the heading. Each issue emphasizes these subject formats and topics.

The sections are:

Publishers Column This lead column is written by George Lovato, Jr. Advice, opinions and observations will focus on current topics affecting finance for American enterprise. Topics have included banking and finance trends, tips on adding value to a business, and management systems that enhance a business.

Credit and Capital Index
Major Concern: where can a business go to identify the cost of money besides the prime rate? Yet, the prime rate can be a misleading cost of commercial funds. Depending on the type of financing, the current rate may vary. Our Credit and Capital Index listed on the front page publishes cost of funds depending upon the type of financing. An average cost of money from five different financing sources will be displayed. From time to time, the lowest rate from a specific source, such as leasing, is presented featuring the source. The finance source pays for this front-page advantage.

Book Review
This section is written by the renowned and well-published Dr. David Poling. In each issue, business book reviews are emphasized. In addition, a small percentage of review books are of the fiction/non-fiction entertainment category. Further, the AMERICANA website will allow subscribers to directly purchase books reviewed here every issue.

Grapevine
This category section emphasizes news releases and personality profiles that are relevant to the corporate finance industry. Recently completed financing, professional personnel changes in the finance industry, as well as new finance products, are highlighted.

POSSIBLE ACQUISITIONS AND MERGER TRANSACTIONS

As part of integrated publishing and e-commerce strategy, AMERICANA proposes to acquire other publishers, printing, book binding enterprises. AMERICANA's management is currently in general discussion with various enterprises in these fields. However, no letter(s) of intent are signed at this time.

EMPLOYEES AND FACALITIES

AMERICANA currently employs eight full time employees. In addition, there are four independent contractors that are responsible for website programming and development and various board members and advisors are active in various aspects of AMERICANA'S operation. Currently, the Chairman of AMERICANA, AMERICANA leases 2,000 square feet of office space to AMERICANA at a cost of $3,000 per month, which allows for use of all office equipment, word processing, direct mail processing, telephone equipment, computers and computer network and use of certain database processing software, which is owned by the Chairman of AMERICANA. This full service lease allows for AMERICANA to reduce capital expenditures dramatically. Mr. White a director and chief financial officer receives $3,000 per month and provides 80 hours of services to perform his duties and responsibilities. Mr. Ruther is compensated $2,500 per month for a total of 120 hours various services and consulting provided concerning audio book publishing and sales development. Additionally, 3,000 square feet of office space is currently being built out in accordance with AMERICANA lease specifications. This additional office space will allow for space to house the expanded website development, CD productions and expanded marketing efforts. The terms of this lease allow for AMERICANA to pay rent on an annual escalating basis as follows: The first years monthly lease payments shall be $2,000/month or $24,000 annually; The second years monthly lease payments shall be $3,000/month or $36,000 annually; The third years monthly lease payments shall be $4,000/month or $48,000; The fourth year monthly lease payments shall be $5,000/month or $60,000 annually, payable in lawful money of the United States with the first two years lease payments paid in advance upon execution of the lease and on a per month basis beginning on January 5, 2002

This lease allows for AMERICANA to pay its own utilities in addition to the monthly rent. The first two years of this lease have been prepaid in order to obtain a lower per square foot rate. The building is owned by a partnership comprised of certain board members. This lease contains cost and leasehold improvement features that are commercially favorable to AMERICANA, which AMERICANA could not obtain otherwise from other commercial lease sources. The advance lease payment was used to make lease hold improvements required under the lease.

                         Item 2. DESCRIPTION OF PROPERTY

The Company's principal offices are located at 303 San Mateo NE, Suite 104A, Albuquerque, NM 87108. This leased location encompasses approximately 2,000 square feet. The Lease is between B. H. Capital Limited and the Company at a cost of $3,000 per month and also provides complete use of B. H. Capital Limited's up-to-date computing, data management, printing, duplicating and direct mail processing equipment. This lease/retainer agreement began January 1, 1999 and is for a term of three years. The Company is expanding its operations and has identified a location near its current offices, where it has leased additional office and new warehouse space. The Company owns certain assets that were contributed to the Company by Mr. George Lovato, Jr. in exchange for stock. (See Exhibit attached herewith) Americana has identified a building near its current offices and leasehold improvements are currently underway. This office space is currently under renovation and specific terms of the lease have been negotiated. (See Employees and Facilities for discussion of this lease.)

                            Item 3. LEGAL PROCEEDINGS

There are no material lawsuits filed against Americana as of December 31, 1999.

AMERICANA expended $38,366.79 in legal, marketing, analysis and, general overhead in an attempt to complete the purchase transaction through Sunset Productions, Inc. bankruptcy proceedings. AMERICANA on January 14, 2000 withdrew its offer as a petition plan proponent due to protracted shareholder disputes between the Sunset Productions, Inc shareholders. AMERICANA is contemplating a lawsuit against a Sunset Productions, Inc. shareholder (Kurt Mueller) for breach of contract and monetary damages as a result of his tortuous actions. Mr. Mueller's legal counsel has threatened a lawsuit against Americana of unknown causes as of December 31, 1999.



           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters put to the security holders, for a vote, during the last quarter of 1999.

                                     Part II

                    Item 5. MARKET FOR AMERICANA COMMON STOCK
                         AND RELATED SHAREHOLDER MATTERS

AMERICANA's common stock (OTCBB:APBH) commenced trading on November 8, 1999. The following tables represent the closing sales as reported by the exchange.

1999

Third Quarter              HIGH             CURRENT           LOW
11-19-99                                                    2 1/16

11-15-99                   4 1/8

As of December 31, 199                      3 1/2



                               [ GRAPHIC OMITTED ]

There are approximately 44 shareholders of common stock as of December 31, 1999. The Company has not paid any dividends in the past and currently has no plans to pay dividends in the foreseeable future.

        Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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



1997 vs. 1998

The revenue earned in the first two years is low due to the fact that the Company is in a development stage mode. The printing cost dropped significantly from 1997 to 1998 due to the use of a less expensive printing method and the use of less expensive paper of the AMERICANA CORPORATE FINANCE REPORTER. The Company did not own any depreciable assets in 1997 but did purchase assets in 1998, hence the increase in depreciation expense in 1998 over 1997. Other "operating expense" of $39,311 and $32,324 for 1998 and 1997 respectfully is comprised of miscellaneous expense paid by George Lovato for the development of the database and circulation list and other business development expenses. Compensation expense and outside consulting services for 1998 primarily represent non-cash items relating to the issuance of stock options,

The fiscal year in 1999 includes compensation expense of $ 800,288. This represents $539,009 of the fair market value of stock options issued to the five directors, plus $169,000 of forfeited compensation by George Lovato, Jr. Of the $751,247 in consulting fees, 727,501 represents the fair market value of stock options issued to non-employees. The increase in management fees of $33,000 is the contractual obligation of $3,000 per month owed to BHCL, which began February 1, 1999. The increase of $46,694 in professional fees are fees paid to accountants and attorneys for the audit of Americana and legal advice of the public registration. The Company currently has limited internal and external sources of liquidity.

At this time, the Company has no material commitment for capital expenditures. There are no known trends, events or uncertainties that are expected to have a material impact on the net sales and income from continuing operations.

Americana Publishing is not subject to seasonal aspects, but by selling books it is expected that the Christmas Season will be the busiest part of its fiscal year.

The fiscal year ended December 31, 1999, was marked by a number of events, which in the opinion of management will strengthen the Company and ensure a continuous growth pattern.

The Company prepared adequately for the Y2K and has not experienced any difficulties at this time; all electronic and digital systems are Y2K compliant.

Liquidity And Capital Resources

The Company has historically financed its operations through capital infusion by Mr. George Lovato, Jr., the Chairman of the Board and Chief Executive Officer. Mr. Lovato has also paid certain expenses on behalf of the Company from other business, such as B. H. Capital Limited, of which he is sole owner. Mr. Lovato has provided office space, complete use of his equipment, facilities, and personnel free of charge up to March 1st, 1999. The Company as of that date began to pay B. H. Capital Limited the Corporate Finance Consulting Agreement dated January 1st, 1999. The Company will be obligated to pay B. H. Capital Limited a monthly retainer/lease payment of $3,000 per month for continued use of Mr. Lovato's equipment and facility, along with some personnel. George Lovato, Jr. contributed to Americana prepaid advertising worth $195,000 in 1999. The board of directors may elect in the year 2000 to issue common stock to Mr. Lovato in exchange for this asset contribution.

For the period of inception to December 31, 1998, AMERICANA lost $485,756 from operations. Of this amount, $7,396 was depreciation expense, a non-cash expense. The majority of the loss came from the handling of certain stock transactions between Americana, George Lovato, Jr., other directors and consultants. These transactions resulted in an additional $380,613 of non-cash expense reflected on the income statement.

For the period ended December 31, 1999, the operating loss was $1,750,629 of which $18,766 consisted of depreciation expense. A majority of the loss resulted from the treatment of stock options made available to the five directors and certain outside consultants, which resulted in a non-cash expense of $1,206,676 reflected on the income statement. In addition, George Lovato, Jr. forfeited $169,000 of compensation due him based on the Employment Agreement dated January 1, 1999. Equipment in the amount of $62,035 was purchased, primarily computers, software and office equipment. $36,713 was expended on the development of the website. Taxes payable increased by $4,197. In addition, 465,000 shares of common stock were sold at $.50 per share in February, 1999 for a total of $232,500, resulting in a cash balance of $201,431 on March 31, 1999 and 908,250 shares were sold on November 5, 1999 under 4(2) and infused $700,000 resulting in a cash balance of $507,718 at December 31, 1999.

The Company raised and utilized through November 30, 1999, the maximum of approximately $232,500 to subsidize past operations through a private placement pursuant to Rule 504 of regulation D, of the Securities Act of 1933, as amended, exemption. It also raised $700,000 in November of 1999 to supplement future operations under Section 4(2) pursuant to the Securities Act of 1933, as amended. These funds are to be used for:

1) Circulation Development--5% of proceeds--AMERICANA proposes to expand circulation from 100,000 to 500,000 by the year 2001. More specifically AMERICANA will purchase and mine more databases while focusing on selling multi-unit subscriptions. This will involve printing, postage, and telemarketing expenses.

2) Publication Development--5% of proceeds--The AMERICANA CORPORATE FINANCE REPORTER will be expanded from 16 pages to 32 pages over the next 3 years and convert from a quarterly publication to a monthly. The AMERICANA CORPORATE FINANCE REPORTER will require editorial enhancement and design improvements. A certain amount of editorial research will be required to meet the continuing needs of the readership. These expenses will include labor, direct mail, telemarketing, and editorial subcontract fees.

3) Publishing Company Acquisition Development--10% of proceeds--Various professionals, such as lawyers and accountants, will be required to examine, analyze and execute the proposed acquisition. These professional fees will be allocated from these proceeds.

4) Continued Website Development and Marketing-45% of proceeds will be used to develop and market the existing and new websites.

5) Working Capital--25% of proceeds--In order to operate the publishing enterprise certain expenses will be incurred. To support these expenses in addition to funds derived from revenues, these proceeds will be utilized for general and administrative and working capital costs.

6) Cost of Offering an Investor Relations Program--5% of proceeds--Americana proposes to manage its own investor relations program on an ongoing basis. The Company does not intend to hire an investor relations firm and no negotiations for such has taken place. AMERICANA will incur various expenses such as professional fees, printing, postage, telemarketing, federal and state offering registration fees, travel, entertainment, and underwriters' fees and commissions.

     Further the company intends to employ an investor relations program. This will complement the stock trading activities after the company has completed the public registration process.

7) Miscellaneous Expenses--5% of proceeds--The aforementioned expenses may vary in type and size.

The Company does not anticipate the need for any additional financing until after the end of this fiscal year for this operation. However, the Company now has a financing commitment from Altres Financial for a factoring working capital line of credit with a minimum of $250,000 availability. The Company currently is considering the formation of new capital from a private placement as a secondary public offering. The Company is in discussion with various underwriters but no letter of intent has been executed. There can be no assurance that favorable financing terms may be available to Americana at the time financing is desired. Further, poor financial performance may adversely effect Americana's ability to attract a commercial lending source or investment banker to underwrite any future financings or stock offering.

Should the Company require the rapid infusion of capital it would consider the sale of a land asset it owns or seek commercial credit in the form of a long-term working capital loan. This property was given to the Company by Mr. Lovato in exchange for common stock for the purpose to either sell or to leverage and secure future borrowings for the Company. The value of the land is estimated at $25,000. Although the Company does not anticipate the need for such a transaction, the land remains available as a potentially liquiditable asset. The Company does not anticipate the need for any additional financing until after December 31, 2000, the end of its fiscal year.

The Company will require future financing in various forms. The Company proposes to finance working capital timing differences through its current factoring line of credit. Capital improvements should be financed by intermediate-term debt. All future expansion and acquisition should be financed by a secondary equity offering. The Company is not in possession of any letters or a letter of intent from a capable underwriter at this time.

The Company is somewhat dependent upon the successful active stock trading activity on NASD's Bulletin Board (OTCBB:APBH). The Company proposes to utilize its common stock to acquire other sponsored book publishing companies and other business enterprises as previously described. Therefore, active trading of the stock will be important to the principals of the target companies. Americana is very dependent on the active trading of its stock. If the stock is not actively traded, the ability of Americana to acquire these companies would be seriously jeopardized. Without financing, it would be difficult to cover working capital requirements and future capital expenditures. No assurance can be given that the stock will be actively traded in the future or that Americana will be able to find financing.

The Company's assets equal $30,255 and $815,440 with equity of $27,666 and $811,546 as of December 31, 1998 and 1999 respectively. The only liability consisted of a deferred tax payable of $2,589 as of December 31, 1998 and an accrued liability $3,510 as of December 31, 1999. Therefore, the asset to equity ratio is basically 1:1 for both periods. The Company's total revenues since inception to December 31, 1998 equals $13,819 and as of December 31, 1999, $9,515. In 1999, the Company realized ad revenue of the AMERICANA CORPORATE FINANCE REPORTER $8,000. However, AMERICANA projects $30,000 for the year 2000.

Capital Expenditures

The Company has expended $48,360 for computer equipment to handle the integrated websites. Total expenditures equaled $33,731 for 1999. These websites are designed to produce an additional source of revenue as a result of the digital book catalogue and other product sales. The Company has retained the services of various website developers and programmers to develop and administer the websites at a cost of $36,713 over this 1999 fiscal year. The Company also added additional office equipment approximating $16,263. The Company successfully raised $235,000 through its recently completed private placement and $700,000 pursuant to Section 4(2) of the 1933 Securities Act, as amended. This capital resource is the source of funds for the described expenditures.

As part of the integrated publishing concept, the Company intends to acquire a book on cassette production company, state of the art digital recording studio, a heat set web press, and a book binding company in order to lower overall production costs of book reprint and conversion of book titles to audio books.

Acquisitions

As part of the "Integrated Publishing Plan" the Company anticipates it will acquire small sponsored book publishing companies and list their book titles on its website as well as list book titles they do not own, that complement and enhance the consumer appeal of the catalogue overall. These enterprises will account for the majority of revenue of the Company in the future. The Company has identified hundreds of potential targets. These acquisitions will be transacted with the use of the Company's common stock. Furthermore, the Company intends to acquire a book-on-cassette production company, state of the art digital recording studio, heat set web press company, and book binding company. AMERICANA executed a letter of intent to purchase Sunset Productions, Inc. on October 22, 1999. A principal of Sunset Productions, Inc. breached his obligation to complete the purchase transaction and thus this transaction was not completed. Sunset Productions, Inc. later filed a Chapter 11 Bankruptcy Petition. AMERICANA offered to purchase Sunset Productions, Inc. as a reorganization plan proponent.

These various related publishing and service enterprises will vertically integrate production and control quality of audio conversion and book re-prints as well as consolidate profitability. The Company proposes the following method and approach:

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

                          Item 7. FINANCIAL STATEMENTS

                          Independent Auditor's Report



To the Board of Directors
Americana Publishing, Inc.
(A Development Stage Company)
Albuquerque, New Mexico

We have audited the accompany balance sheet of Americana Publishing, Inc. as of December 31, 1999 and 1998, and the related statements of income (loss), changes in stockholder's equity and cash flows for the one year period ended December 31, 1999 and 1998 and the period April 17, 1997 (inception) through December 31, 1997. These statements are the responsibility of the Company's management. Our responsibility is to express the opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americana Publishing, Inc. as of December 31, 1999 and 1998 and the results of its operations and cash flows for the one year period ending December 31, 1999 and 1998 and the period April 17, 1997 (inception) through December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Blomstrom & Co., P.C.
Houston, TX
February 7, 2000


                                      Americana Publishing, Inc.
                                    (A Development Stage Company)
                                            Balance Sheet
                                          December 31, 1999

ASSETS

Current Assets                                                    1998                   1999
                                                              -----------------------------------
    Cash                                                      $       667             $   308,376
    Marketable Securities                                                                 199,370
    Accounts Receivable                                                                       892
    Prepaid                                                          --                   197,231
                                                              -----------             -----------


        Total Current Assets                                  $       667             $   705,869

Property and Equipment
    Audio Equipment                                                                         2,558
    Database and Circulation List                                  18,411                  23,881
    Computer Equipment                                             14,629                  48,360
    Software                                                                                4,014
    Furniture and Fixtures                                          3,944                  20,207
    Website Development                                                                    36,713
        Less:  Accumulated
         depreciation and amortization                             (7,396)                (26,162)
                                                              -----------             -----------

          Total Property and Equipment                        $    29,588             $   109,571
                                                              -----------             -----------

TOTAL ASSETS                                                  $    30,255             $   815,440
                                                              ===========             ===========

LIABILITIES AND STOCKHOLER'S EQUITY

Current Liabilities
    Deferred Federal Income Taxes                             $     2,589             $
    Accounts Payable to Related Party
    Accrued Liabilities                                               --                    3,894
                                                              -----------             -----------

             Total Liabilities, All Current                   $     2,589             $     3,894

Stockholder's Equity
    Preferred Stock 20,000,000 Shares
      No Par Value, Authorized, None Issued
    Common Stock 100,000,000 Shares Authorized
       $.001 Par Value, 2,535,000, 4,283,000
       Issued and Outstanding for 1998 & 1999 Respectively    $     2,535             $     4,283
    Paid-In Capital                                               510,887               3,043,648
    Deficient Accumulated During the Development Stage           (485,756)             (2,236,385)
                                                              -----------             -----------
                                                                   27,666                 811,546

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $    30,255             $   815,440
                                                              ===========             ===========


           The Accompanying Notes are an Integrated Part of these Financial Statements



                                                 Americana Publishing, Inc.
                                               (A Development Stage Company)
                                                Statement of Income (Loss)
                                                      For the Periods

                                         Inception                                                 Inception
                                     April 17, 1997 to      Year Ended        Year Ended        April 17, 1997 to
                                     December 31, 1997   December 31, 1998  December 31, 1999   December 31, 1999
                                     -----------------   -----------------  -----------------   -----------------
Revenues
   Publishing Fees                    $     4,745         $     9,074         $     9,515         $    23,334

Expenses
   Compensation Expense                   285,913             800,288           1,086,201
   Outside Consulting Services             13,471              95,109             751,247             859,827
   Printing                                11,460               3,622              33,899              48,981
   Postage & Freight                        2,166               6,214              21,723              30,103
   Depreciation                                                 7,396              18,766              26,162
   Management Fees                                                                 33,000              33,000
   Professional Fees                                                               46,694              46,694
   Other Operating Expenses                32,324              39,311              59,897             131,532
                                      -----------         -----------         -----------         -----------
         Total Expenses                    59,421             437,565           1,765,514           2,262,500

Interest Income                                                                     2,781               2,781

Income (Loss) Before Income Taxes     $   (54,676)        $  (428,491)        $(1,753,218)        $(2,236,385)

Provisions for Income Taxes                  --                (2,589)              2,589                --
                                      -----------         -----------         -----------         -----------

Net Loss                              $   (54,676)        $  (431,080)        $(1,750,629)        $(2,236,385)
                                      ===========         ===========         ===========         ===========

Basic and Diluted Loss Per Share      $     (0.04)        $     (0.33)        $     (0.55)        $     (1.08)

Weight Average Shares Outstanding       1,270,000           1,325,452           3,186,025           2,066,006






                The Accompanying Notes are an Integrated Part of these Financial Statements



                                                 Americana Publishing, Inc.
                                               (A Development Stage Company)
                                                  Statement of Cash Flows

                                                          Inception                                                Inception
                                                      April 17, 1997 to      Year Ended         Year Ended      April 17, 1997 to
                                                      December 31, 1997   December 31, 1998  December 31, 1999  December 31, 1999
                                                      ------------------  -----------------  -----------------  -----------------

Cash Flows From Operating Activities:
   Net Loss                                               $   (54,676)      $  (431,080)      $(1,750,629)      $(2,236,385)
   Adjustments to Reconcile Net Income (Loss)
   To Net Cash Provided by Operating Activities
       Depreciation                                                               7,396            18,766            26,162
       Capital Transactions                                    27,450           414,663         1,405,875         1,847,988
       Increase in Receivables                                                                       (892)             (892)
       Increase in Prepaid                                                                         (2,231)           (2,231)
       Increase in Accounts Payable                            22,163                               3,894            26,057
       Increase in Income Taxes Payable
                                                                 --               2,589            (2,589)             --
                                                          -----------       -----------       -----------       -----------
          Total Adjustments                                    49,613           424,648         1,422,823         1,897,084

Net Cash Used by Operating Activities                          (5,063)           (6,432)         (327,806)         (339,301)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock                           7,222             4,940           933,634           945,796
                                                          -----------       -----------       -----------       -----------

Net Cash Provided by Financing Activities                       7,222             4,940           933,634         1,140,796

Cash Flows From Investing Activities:
   Purchase of Property and Equipment                                                             (98,749)          (98,749)
   Purchase of Marketable Securities                             --                --            (199,370)         (199,370)
                                                          -----------       -----------       -----------       -----------
Net Cash Used in Investing Activities                            --                --            (298,119)         (298,119)
                                                          -----------       -----------       -----------       -----------

Net Increase (Decrease) in Cash                                 2,159            (1,492)          307,709           308,376

Cash and Cash Equivalents at Beginning of Period                 --               2,159               667              --
                                                          -----------       -----------       -----------       -----------

Cash and Cash Equivalents at End of Period                      2,159               667           308,376           308,376
                                                          ===========       ===========       ===========       ===========


Supplemental Disclosures:
   Interest Paid                                          $         0       $         0       $         0       $         0
   Taxes Paid                                             $         0       $         0       $         0       $         0

Non-Cash Transaction
   Contribution of property and equipment in              $         0       $    36,984       $         0       $    36,984
   exchange for common stock

   Forgiveness of accounts payable in                     $         0       $    22,163       $         0       $    22,163
   exchange for common stock

   Contribution of advertising prepaids                   $         0       $         0       $   195,000       $   195,000





                    The Accompanying Notes are an Integrated Part of these Financial Statements




                                               Americana Publishing, Inc.
                                               (A Development Stage Company)
                                       Statement of Changes in Stockholder's Equity
                                         For the Period April 17, 1997 (Inception)
                                                  Through December 31, 1999

                                                                                        Deficit Accumulated
                                                        Common            Paid-In           During the
                                                        Stock             Capital       Development Stage         Total
                                                     ----------------------------------------------------------------------
Stock Issued on May 1, 1997
   1,000,000 Shares to Majority
   Stockholder in Exchange for
   $7,222 in Cash and Publishing
   and Internet Distribution Expertise               $     1,000        $     6,222        $         0        $     7,222
Stock Issued on May 1, 1997
   270,000 Shares to Others in
   Exchange for Services Rendered                            270              1,680                                 1,950
Contributed Services                                                         25,500                                25,500
Deficit Accumulated During the
   Period April 17, 1997 (inception)
   through December 31, 1997                                --                 --              (54,676)           (54,676)
                                                     -----------        -----------        -----------        -----------
Balance December 31, 1997                            $     1,270             33,402            (54,676)           (20,004)
                                                     ===========        ===========        ===========        ===========
Stock Issued on December 15, 1998
   1,000,000 Shares to Majority
   Stockholder in Exchange for $4,940
   in Cash, Forgiveness of Accounts
   Payable Debt of $22,163,
   Contribution of Property,
   Equipment of $36,984 and Consulting Services            1,000            349,000                               350,000
Stock Issued on December 15, 1998
   265,000 Shares to Others in Exchange
   for Services Rendered                                     265             92,485                                92,750
Contributed Capital                                                          36,000                                36,000
Deficit Accumulated During the
   Year Ended December 31, 1998                                                               (431,080)          (431,080)
                                                     -----------        -----------        -----------        -----------
Balance December 31, 1998                            $     2,535        $   510,887        $  (485,756)       $    27,666
                                                     ===========        ===========        ===========        ===========
Stock Issued During February and March
   1999 Through a Private Offering
   Memorandum 465,000 Shares                                 465            232,035                               232,500
Stock Issued During November
     1999 Through a Private Offering
     Memorandum 908,250 Shares                               908            698,851                               699,759
Stock Issued During November
      1999 in exchange for services
      Rendered 375,000 Shares                                375            374,625                               375,000
      Deficit Accumulated During the                                                        (1,750,629)        (1,750,629)
      year ended December 31,1999
      Stock Options                                                         863,250                               863,250
      Capital Contribution                                  --              364,000               --              364,000
                                                     -----------        -----------        -----------        -----------
Balance December 31, 1999                            $     4,283        $ 3,043,648        $(2,236,385)       $   811,546
                                                     ===========        ===========        ===========        ===========


              The Accompanying Notes are an Integrated Part of these Financial Statements


                                                 26

                           Americana Publishing, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1999

Note 1. Summary of Significant Accounting Policies Background and Nature of Operations

Americana Publishing, Inc. (the Company) was organized as a Colorado corporation on April 17, 1997 for the purpose of publishing books, audio books and periodicals, and to utilize the Internet as its primary distribution channel to prospective customers. Additionally the Company will utilize the latest technology to download audio files directly to customers who desire to purchase books and music and other audio materials immediately.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment primarily consists of computer, furniture and equipment and site development cost. A portion of the property and equipment were contributed to the Company by the Company's chairman and majority stockholder in exchange for common stock. This property and equipment is carried at the contributors cost basis. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates bases on their estimated useful lives. The estimated useful life for most property and equipment is amortized over three years.

Revenue Recognition

Revenue from sales of services is recognized when the service is performed and billable. Revenue from sales of services to related parties was approximately 50% 50% 95% and 84% for the period April 17, 1997 through December 31, 1997, the one year period ending December 31, 1998 and 1999 and the period April 17, 1997 through December 31, 1999, respectively.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property and equipment for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future federal income taxes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate made during 1999 was its valuation of the fair market value of non-monetary stock transaction.

                           Americana Publishing, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1999

Note 2: Liquidity

The Company currently has insufficient revenue to meet forecasted operating expenses for the next year. The Company's profitability and continued operation are dependent upon significant assumptions, some of which are the ability of the Company to acquire publishing companies and market products on a profitable basis. There is no assurance that profitable operations will be achieved. Subsequent to year-end, the Company did raise approximately $100,000 (refer to note 6) to fund operations. Management believes cash available at December 31, 1999 along with the additional capital received subsequent to year end will be adequate to fund operation for the next twelve months.

Note 3: Related Party Transactions

During the period April 17, 1997 (inception) through December 31, 1998, a related party, B.H. Capital Limited (BHCL) which is a proprietorship of the Company's chairman and majority stockholder, provided management, office space, use of equipment and personnel to the Company. The estimated fair market value of these services were recorded as an expense. Also refer to Note 1, Property and Equipment regarding the contribution of property and equipment in exchange for common stock.

In December 1998 the Company issued 1,000,000 shares to the Company's chairman in exchange for approximately $64,087 of cash, property and equipment, forgiveness of accounts payable and consulting services. The transaction was recorded based on the estimated fair value of the Company's stock. In addition 640,000 shares were issued to other related parties in exchange for financial, Internet and other consulting services performed for the Company. In addition, in December 1999 the Company granted 375,000 shares of common stock to Directors, employees and key consultants. These transactions were also recorded at the estimated fair value of the Company's stock.

In January 2000 the Company entered into a four-year agreement with a partnership comprised of certain board members to lease 3,000 square feet of office space, which is currently being built out in accordance with the Company's lease specifications. Annual lease payments will be $24,000, $36,000, $48,000 and $60,000 for 2000, 2001, 2002 and 2003 respectively. The first two years or lease payments were paid in advance.

Financial Consulting Agreement

On January 1, 1999, the Company entered into a non-cancelable Corporate Financial Consulting Agreement with BHCL, a related party. The agreement calls for the Company to pay BHCL a monthly fee of $3,000 for a period of five years in consideration for BHCL providing general assistance in identifying credit/capital resources as well as providing office, personnel and facilities to the Company. In addition, the agreement calls for the Company to pay BHCL a 1% success fee for any gross amount of debt financing or net worth of any entity merged or acquired on behalf of the Company by BHCL and a 1% renewal fee of the amount of such financial arrangements for a period of five years. Management believes that the monthly fee approximates the value of these services had the Company obtained these services from an unaffiliated party. In addition, for the year ended December 31, 1998 and for the periods April 17, 1997 (inception) through December 31, 1997, management estimates that the value of Americana Publishing, Inc. (A Development Stage Company) Notes to Financial Statements December 31, 1999 services and facilities provided at no cost were $36,000 and $25,500 respectively. The Company recognized these as expenses in their respective period.

Employment Agreement

On January 1, 1999, the Company entered into an employment agreement with its chairman and majority stockholder. Under the terms of the one year agreement, which shall be automatically be renewed for a period of three years provided that either party has not elected to terminate the agreement as provided for therein, the employee shall receive a salary of $250,000 per year or 5% of gross revenue of the Company, whichever is greater. The Company may not terminate the agreement for any reason as it relates to the employee's disability, illness or incapacity. Should the employee die during the term of employment, the Company shall pay the employee's estate $500,000 in fifty monthly installments of $10,000. Subject to certain events, including the sale of substantially all of the Company's assets to a single purchaser and bankruptcy, among others, the Company may terminate the agreement upon 90 days written notice and pay the employee $500,000 in twelve consecutive monthly installments. With cause, the Company may terminate the agreement with twelve months written notice. During the notice period, the employee shall be paid full compensation and, receive a severance allowance of $250,000 in twelve consecutive monthly installments beginning on the date of termination. Without cause, the employee may terminate employment upon twelve months written notice to the Company. During that period the employee may be required to perform his duties and will be paid the full compensation described herein up to the termination date and shall receive a severance allowance of $250,000 which shall be paid in twelve equal and consecutive monthly installments beginning on the date of termination. Due to the Company's limited liquidity, the employee has waived compensation of $169,000 for the year ended December 31, 1999. This compensation was treated as a capital contribution.

Note 4: Stock Purchase Options

On January 1, 1999, the Company granted to ten individuals, five of who are directors, options to purchase a total of 1,950,000 shares of common stock for a purchase option cost of $250 per individual. In addition, on December 1, 1999, the Company granted to seven individuals including one director and one employee options to purchase 705,000 shares of common stock. The purchase price for both grants is $.10 per share if exercised on or before December 31, 1999, $.20 per share if exercised on or before December 31, 2000 and, $.30 per share if exercised on or before December 31, 2001.

For the options relating to Directors and employees, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. As a result of their plan, although no stock options were exercised, the Company recognized $209,000 of compensation expense for the year ended December 31, 1999. Had compensation cost for the Company's purchase option plan been determined based on the fair value at the grant date for such options consistent with the method of Financial Accounting Standards Board 123 (FAS123), the Company's net loss for the twelve months ended December 31, 1999 would have increased by approximately $33,000. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option grant is estimated on the date of grant using a present value calculation, risk free interest of 4.6%, no dividends and expected life of 3 years.

                           Americana Publishing, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1999

In the event of a merger, sale of the Company, a hostile take over attempt or other sales of the Company's asset, each Director previously granted options will have the option to purchase 300,000 additional shares for $1. The Company recognized $863,250 of expense relating to options granted to non-employees or directors.

Stock options available for future grant amounted to 2,655,000 shares at December 31, 1999. Exercisable stock options amounted to 2,655,000 shares at December 31, 1999.

Note 5:  Earnings Per Share

Basic earnings per share are computed by dividing net loss available to common stockholders by the weighted average number of common shares. Diluted earnings per share are determined on the assumption that the outstanding stock options have been converted using the average price for the quarter. Common stock options have been excluded from the computation of diluted earnings per share as in loss years it is anti-dilative.

Note 6: Income Taxes

The following is a reconciliation of the income tax provision computed by applying the federal statutory income tax rate to net loss before income taxes.

                                            Inception                                              Inception
                                         April 17,1997      Year Ended          Year Ended        April 17, 1997
                                           to December       December 31        December 31,      to December 31,
                                             31,1997            1998               1999                1999
                                           ---------         ----------          ---------          ----------
Income Tax (Benefit) Computed
At the federal statutory rate of 35%       $ (19,137)         $(150,878)         $(612,720)         $(782,735)

Permanent Differences                          9,608            158,157            481,703            649,468

Valuation Allowance                            9,529             (4,690)           128,428            133,267
                                           ---------          ---------          ---------          ---------

Tax Expense                                $       0          $   2,589          $  (2,589)         $       0
                                           =========          =========          =========          =========

Net deferred income tax liability consists of the following at December 31,

                                             1998             1997               1999
                                          ---------         ---------         ---------
Deferred Tax Asset

Net operating loss carry forward          $   4,839         $   9,529         $ 128,428
                                          ---------         ---------         ---------
Less: valuation allowance                    (4,839)           (9,529)         (128,428)
                                          ---------         ---------         ---------
Net Deferred Tax Asset                    $       0         $       0         $       0
                                          ---------         ---------         ----------

Deferred Tax Liability
Depreciation and amortization             $  (2,589)        $       0         $       0
                                          ---------         ---------         ---------

Deferred tax liability, net               $  (2,589)        $       0         $       0
                                          ---------         ---------         ---------

Net                                       $  (2,589)        $       0         $       0

The Company has generated approximately $367,000 in net operating loss carryforward which
$13,825, $13,000 and $340,175 expire 2018, 2019 and 2020, respectively.


                                       30

                           Americana Publishing, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1999

Note 7: Private Offering Memorandum

On February 10, 1999, the Company issued a Confidential Private Offering Memorandum pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, for 465,000 shares of $.001 par value common stock at $.50 per share. The offering was totally subscribed in the total amount of $232,500. Of the total 465,000 shares sold, 59,000 shares were sold to related parties.

On November 1, 1999, the Company issued a Confidential private Offering Memorandum pursuant to Rule 144 4(2) of the Securities Act of 1933, as amended, for 908,000 shares of $.001 par value common stock at $.50 to $1.00 per share. The offering was totally subscribed in the total amount of approximately $700,000.

Note 8: Subsequent Events

In January 2000, 55,000 shares of common stock were sold to unrelated parties at $2.00 per share under the Securities Act of 1933, as amended, pursuant to 4(2) on January 25, 2000.

Subsequent to year-end the Company entered into an accounts receivable financing line with a third party. The Company will be able to receive a maximum amount of $250,000 of advances or outstanding eligible accounts receivable. The financing line will be for an initial term of 18 months with six-month renewal periods. The borrowing rate will be calculated as the Prime Rate, as quoted in the Wall Street Journal plus two percent. George Lovato Jr. has guaranteed this line.

Note 9: Other Matters

Management's Estimate of Value (Unaudited)

The balance sheet presents property and equipment at the contributor's cost. Management believes that certain assets have a significantly higher fair market value than reflected on the financial statements. Management's estimate of such value is set forth below.

   Database and Circulation List                              $175,000
   Website (americanabooks.com)                                250,000
   Development Cost to Create Public Company                   200,000
   Computers and audio Equipment                                50,918
   Furniture and Fixtures                                      100,000
   Publication Library                                          12,000
   Land                                                         25,000
                                                              --------
                                                              $812,918

These estimates reflect management's judgment as to the fair market value of certain assets as of December 31, 1999. Therefore, management estimates that $702,400 in market value appreciation could result to the existing stockholder equity as of December 31,1999.

Management's determination of the fair market value for the database, circulation list and website development was based on estimated cost of contractors and outside parties to compile and develop such information and

                           Americana Publishing, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1999

technology. The computers and audio equipment, publication library and furniture are based on their appropriate replacement cost. The value of the land was based on the appraised value as set by a real estate professional. The value placed on the cost to create a public company is based on the actual comparable selling price of a public shell, and the estimated cost of taking a private company public.

There will usually be differences between the estimated market value and the market value ultimately realized and the differences may be material.

Quarterly Financial Summary (Unaudited)


                         March 31, 1999      June 30, 1999   September 30, 1999  December 31, 1999
                         --------------      -------------   ------------------  -----------------

Revenues                  $    6,542         $      586        $    2,128                   259
Operating Income            (311,009)          (205,157)         (151,626)           (1,750,633)
Net Income                  (311,930)          (212,046)         (148,571)           (1,750,629)
Earnings per share
Basic and Diluted              (0.11)             (0.07)            (0.05)                (0.27)


     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

There are no disagreements between Americana and the auditors.

                                    PART III
      Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF TE EXCHANGE ACT

Directors and Executive Officers and Advisors to the Board of Directors

                                                                                         Date Elected
Name                        Age     Position                          # of Shares        As Director
----                        ---     --------                          -----------        -----------

George Lovato, Jr.*          42     CEO/Chairman/President              2,004,000       March 6, 1999
Don White*                   46     Director/Vice President               410,000       March 6, 1999
David Poling*                71     Director/Vice President               180,000       March 6, 1999
Robert Cochnar*              59     Advisor to the Board/Consultant             0       March 6, 1999
Jay Simon                    41     Director/Secretary/Treasurer           50,000       March 6, 1999
Marjorie Lovato              67     Director                               50,000       March 6, 1999
Jerry Ruther                 66     Advisor to the Board/Consultant        63,000       N/A
Lowell S. Fixler             67     Advisor to the Board/Consultant       670,000       N/A
Philippe de La Chapelle 58          Advisor to the Board/Consultant             0       N/A
Stedman Walker, Ltd.                Advisor to the Board/Consultant             0       N/A


*These persons may be deemed "promoters" of the Company as that term is defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. Jay Simon is Secretary/Treasurer of AMERICANA.

Officers and Directors

All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified.

The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

George Lovato, Jr.
Mr. Lovato is founder and has been a Director and Chairman and President since inception, and has extensive management experience with startup companies, corporate finance, computer system and software development, international trade and relations, strategic planning, and sales and marketing development over the last 15 years. He has been employed by and associated with companies engaged in business management, public relations, advertising, corporate finance, agriculture, automotive industry consulting, travel, auto rental and leasing, and insurance.

Mr. Lovato was educated in New Mexico and has founded and developed several nationally recognized companies ranging from local financial firms such as CEO and President of TRVLSYS, Inc. to international travel and communications-related businesses. His expertise in marketing, management and corporate finance, in addition to numerous international contacts, coupled with his service on the Governor Business Advisory Board of New Mexico, offer a diverse alternative resource not often found in the marketplace. His accomplishments have been featured in several national publications and books such as Venture, Inc., The Wall Street Journal, New Mexico Business Journal, and The New Mexico Experience. He devotes substantially full time necessary to the management and general affairs of AMERICANA. Mr. Lovato is the principal and sole owner of B. H. Capital Limited, a successful 14-year-old Merchant Banking and corporate finance consulting enterprise, located in Albuquerque, New Mexico with branch offices in Denver, Colorado and Houston, Texas.

Don White
Mr. White is a Director/Vice President of Americana, and is a CPA in Houston, Texas, and has operated a successful accounting practice for over 20 years. Mr. White was educated at Sam Houston State University and received his degree in accounting in 1972. Mr. White has broad expertise in the development of market value financial statements. He currently advises the company on general financial matters and corporate development and oversees the audit and acquisition committee. Mr. White will fulfill the duties and responsibilities of the Chief Financial Officer of AMERICANA when it requires his expertise. He devotes 20 to 40 hours per month to oversee the audit and acquisition committees and general management affairs of AMERICANA. Mr. White has served on the board as director and vice president since inception of the company, April 17,1997 and serve on the board for a period of one year until otherwise re-elected at the next annual shareholders meeting.

Dr. David Poling
Chairman, Sierra Publishing Group. Author of a dozen books; nationally syndicated columnist, 600 newspapers. As New York publisher headed The Christian Herald, half million monthly circulation. Also, President of the Family Bookshelf, largest religious book club in the U.S. Poling, a Presbyterian clergyman educated at College of Wooster, Ohio and Yale University. Special interests: ecumenical, inter-faith expressions of life. He devotes 20 to 40 hours per month to oversee the acquisition committee and general management affairs of AMERICANA and is also Director/Vice President of AMERICANA. Dr. Poling has served on the board as director and vice president since inception of the company, April 17,1997 and serve on the board for a period of one year until otherwise re-elected at the next annual shareholders meeting.

Jay Simon
Mr. Simon is currently employed as Director/Syncor oversees the Caribbean, Latin America and South Africa of Syncor International Corporation, one of the worlds largest nuclear pharmaceutical companies. His duties with Syncor International Corporation involve international business development. Mr. Simon advises the management on corporate finance matters and international circulation and acquisition development and is Secretary/Treasurer and Director of AMERICANA. Mr. Simon has served on the board as director and secretary/treasurer since inception of the company, April 17,1997 and serve on the board for a period of one year until otherwise re-elected at the next annual shareholders meeting.

Marjorie N. Lovato
Mother of the chairman, Mrs. Lovato is a Director, and has vast experience in business administration with General Dynamics Corporation and consumer retail store management as Retail Supervisor at the J.C. Penny Corporation. She has worked in management for major aerospace corporations during her business career. Mrs. Lovato advises the chairman in general business matters and circulation development. Mrs. Lovato has served on the board as director since inception of the company, April 17,1997 and serve on the board for a period of one year until otherwise re-elected at the next annual shareholders meeting.

Advisor to the Board of Directors is Robert Cochnar
Sierra Publishing, Inc.'s president and CEO, is a publishing executive who has edited newspapers in California (including the San Francisco Chronicle, the San Jose Mercury News, and The Oakland Tribune) and South Carolina and is former publisher of the World Almanac. He has been vice president and editorial director of Newspaper Enterprise Association, New York, one of the country's largest newspaper syndicates, a Scripps Howard subsidiary. Mr. Cochnar provides design and production services on the AMERICANA CORPORATE FINANCE REPORTER in exchange for corporate finance, marketing, and management consulting services that B. H. Capital Limited/Mr. Lovato provides to Sierra Publishing. Mr. Cochnar has served as advisor to the board of directors since inception.

Advisor to the Board of Directors is Jerry Ruther
Mr. Ruther graduated from Northeastern University in 1954 with a degree in accounting. Later Mr. Ruther attended Northeastern University Law School and graduated with jurist doctorate and practiced law for approximately 20 years. Mr. Ruther was involved in various media business, real estate developments and was a controlling shareholder of Sunset Productions, Inc., audio book production company.

Advisor to the Board of Directors is Lowell S. Fixler
Mr. Fixler graduated from Northwestern University in 1954. Mr. Fixler was president and controlling shareholder in NEEDLECRAFT Corporation of America. NEEDLECRAFT was later purchased by Quaker Oats Co., and Mr. Fixler was the president of the division. Mr. Fixler has been an investor in various start-up companies and has been an investor in numerous business enterprises over his lifetime.

Advisor to the Board of Directors is Philippe de La Chapelle
Mr. de La Chapelle formally Managing Director of Hill Thompson Capital Markets, Inc., an investment banking firm founded in 1932. De La Chepelle concentrates on business development of U.S. and offshore corporate finance opportunities. A graduate of Georgetown Law School, he has been international counsel for W.R. Grace & Co. Currently, he is Executive Vice President of Warnaco.

Advisor to the Board of Directors is Stedman Walker, Ltd.
Stedman Walker, Ltd. is a corporate finance and investor relations consulting firm with over 100 years of experience in these fields. The principals of this firm have served a variety of clientele from a variety of different industries.

                         Item 10. EXECUTIVE COMPENSATION

On January 1, 1999, the Company entered into an employment agreement with its chairman and majority stockholder. Under the terms of the one year agreement, which shall be automatically be renewed for a period of three years provided that either party has not elected to terminate the agreement as provided for therein, the employee shall receive a salary of $250,000 per year or 5% of gross revenue of the Company, whichever is greater. Mr. Lovato will not receive any back pay from Americana and Americana is not responsible for such. The Company may not terminate the agreement for any reason as it relates to the employee's disability, illness or incapacity. Should the employee die during the term of employment, the Company shall pay the employee's estate $500,000 in fifty monthly installments of $10,000. Subject to certain events, including the sale of substantially all of the Company's assets to a single purchaser and bankruptcy, among others, the Company may terminate the agreement upon 90 days written notice and pay the employee $500,000 in twelve consecutive monthly installments. With cause, the Company may terminate the agreement with twelve months written notice. During the notice period, the employee shall be paid full compensation and, receive a severance allowance of $250,000 in twelve consecutive monthly installments beginning on the date of termination. Without cause, the employee may terminate employment upon twelve months written notice to the Company. Directors of Americana do not currently receive any form of cash compensation for their participation in Americana's activities. Don White, CFO and Director, is being paid $3,000 per month for his services. Mr. White oversees the accounting and is on the acquisition committee. Jerry Ruther, Advisor to the Board, is compensated $2,500 per month. Mr. Ruther is assisting Americana in the set-up and development of its audio book division.


                                                SUMMARY COMPENSATION TABLE

                                                              LONG TERM COMPENSATION
                     ANNUAL COMPENSATION                      AWARDS                    PAYOUTS

         (a)             (b)      (c)        (d)        (e)         (f)         (g)         (h)       (i)

                                                       Other       Rest-       Secur-                 All
        Name                                          Annual      ricted       ities
        Other
         And                                          Compen       Stock     Underlying    LTIP      Other
      Principal                  Salary     Bonus     sation     Award(s)     options     Payouts    Compen
      Position          Year      ($)        ($)        ($)         ($)                   SAR(#)     sation
-----------------------------------------------------------------------------------------------------------

    George Lovato       1997       0          0          0         1,950         0           0         0
    CEO/Director        1998       0          0          0        285,913        0           0         0
                        1999     81,000       0          0           0           0           0         0

      Jay Simon         1997       0          0          0           0           0           0         0
Sec/Treasurer/Director  1998       0          0          0         8,750         0           0         0

    David Poling        1997       0          0          0           0           0           0         0
        Vice            1998       0          0          0        17,500         0           0         0
 President/Director
                        1999       0          0          0        75,000         0           0         0

   Marjorie Lovato      1997       0          0          0           0           0           0         0
      Director          1998       0          0          0         8,750         0           0         0

      Don White         1997       0          0          0           0           0           0         0
        Vice            1998       0          0          0        52,500         0           0         0
 President/Director
                        1999     10,750       0          0        200,000        0           0         0

Non-Cash Compensation:

1. Stock Compensation

In November 1999 two directors, Don White and David Poling were given stock awards of 200,000 and 75,000 respectively. The shares were valued at $1.00 per share and are restricted under the 144 Rule.

2. Other Non-Cash Compensation

Non-applicable

3. Stock Option Compensation In 1998 stock options were issued to five directors each received a 300,000 options exercisable for a period of 3 years, expiring January 1, 2001. The option price is as follows, $.10, $.20, and $.30, if issued by December 31, 1999, 2000 or 2001, respectively.

All Directors/Advisors/Employees

George Lovato, Jr.                  300,000
Marjorie Lovato                     300,000
David Poling                        300,000
Jay Simon                           300,000
Don White                           300,000
Lowell S. Fixler                    200,000
Jerry Ruther                        150,000
Stedman Walker, Ltd.                150,000
Bob Cochnar                         100,000
Philippe de La Chapelle             100,000
Sarah Moyers                        100,000
Mark Whitman                        100,000
Raul Rodriguez                       50,000
Alex Cherepkahov                     50,000
David Bromberg                       30,000
John Wagner                          25,000
                                  ---------
Total                             2,555,000

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, the stock ownership of each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's equity securities, each Director individually and all, Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the Shares shown unless otherwise indicated.

                                                                       Shares
                               Title of Class   Amount Owned        Beneficially
 Name and Address of                                                 Owned % of
 Beneficial Owner                                                       Class
--------------------------------------------------------------------------------

George Lovato, Jr.                 Common         2,004,000             46.7
12310 Claremont NE
Albuquerque, NM  87112

Don White                          Common           410,000              9.6
8106 Devonwood
Houston, TX  77070
                                       36

                                                                     Shares
                               Title of Class   Amount Owned        Beneficially
 Name and Address of                                                 Owned % of
 Beneficial Owner                                                       Class
--------------------------------------------------------------------------------

Marjorie N. Lovato                 Common            50,000              1.1
6951 Forest Hills Dr., NE
Albuquerque, NM  87109

Jay Simon                          Common           180,000              1.1
5528 E. Cheryl Drive
Paradise Valley, AZ  85253

David Poling                       Common           670,000              4.2
3616 San Rio Place NW
Albuquerque, NM  87107

Lowell Fixler                      Common            63,000             15.6
1081 Sheridan Rd.
Highland Park, IL  60035
                                                                         1.5
Jerry Ruther                       Common         3,427,000
1208 N. Summit Drive
Santa Fe, NM  87501

Total Shares of Officers and        Total                                80%
Directors as a Group


             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AMERICANA has executed a Corporate Finance Consulting Agreement with B. H. Capital Limited as of January 1, 1999. This agreement calls for among other things for a 1% success fee to be paid by AMERICANA to B. H. Capital Limited of the gross amount of financing for a period of five years. This transaction was approved by the board of directors and was considered to be within fair standards, which would be offered to or by any third party in an arms length transaction.

AMERICANA will also pay B. H. Capital Limited a $3,000.00 monthly facility use fee for use of B. H. Capital Limited's office, personnel, and facilities for a period of five years.

The Directors of AMERICANA have each been issued stock option agreements dated January 1, 1999 that allows for the purchase of 300,000 shares of stock over a period of three years. Should the purchase be exercised by December 31, 1999, the cost per share is $.10 cents; by December 31, 2000, $.20 cents; and by December 31, 2001, $.30 cents. The directors may purchase all or a portion of the shares at any time in any of the denomination described therein. Directors also are allowed out-of-pocket expenses reimbursements of up to $400.00 per meeting. Stock option agreements dated January 1, 1999, have been issued to each Sarah Moyers and Robert Cochnar whereby 100,000 shares may be purchased over the next three years under the same terms and conditions as the directors stock option agreements allow for inclusive of the additional purchase of stock as a poison pill caveat for 100,000 shares each. Similar stock options have been issued to Mr. Ruther, Mr. Fixler, Mr. de La Chapelle, Mr. Wagner, Mr. Rodriquez, Mr. Bromberg, Mr. Whitman, Stedman Walker, Ltd., and Mr. Cherepkahov.

Mr. Lovato contributed all of the assets of AMERICANA and provided services and use of the B. H. Capital Limited facility and paid certain cash expenses on behalf of AMERICANA for a period of eighteen months in exchange for common stock in AMERICANA. Mr. Lovato provided a total of $71,309 in cash and equipment. In addition, he provided $287,863 worth of services and received 2,000,000 shares covering the period from inception to December 31, 1998.

A poison pill is also incorporated into the option agreement, whereby all the directors may purchase 300,000 additional shares for $1.00 should any of the following occur:

     a) The sale of substantially all of the Company's assets to a single purchaser or group of associated purchasers; or
     b) The purchase of substantially all of the Company's issued and outstanding stock in an effort to take the Company Private; or
     c) The attempt by an individual or associated group of individuals or corporation or entity to purchase stock in the Company for the purposes of a hostile take over; or
     d) The sale, exchange, or other disposition, in one transaction of the majority of the Company's outstanding corporate shares; or
     e) The Company's decision to terminate its business and liquidate its assets; or
     f) The merger or consolidation of the Company with another company where by the directors of the Company as a whole are no longer majority shareholders.

AMERICANA hired additional personnel, which includes Mr. Don White and Mr. Jerry Ruther and these employment agreements are similar to that of Mr. Lovato's.

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

3.1 (i) *    Articles of Incorporation
3.1 (ii)*    By-Laws
10.1*        Employment Agreement dated January 1, 1999 between George
             Lovato, Jr. and the Company
10.2         Employment Agreement dated November 1, 1999 between Don White and the Company
10.3         Accounts Receivable Financing Line dated January 18, 2000
             between Altres Financial and the Company
10.4         Lease Agreement between Tierra Americana Real Estate, LLC and the
             Company
27.1         Financial Data Schedule

* These Exhibits have been previously filed.