Form 10QSB
period 2000-03-31
AMERICANA PUBLISHING INC
filed 2000-05-15
CIK 1081751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
                               --------------------   -----------------------

Commission file number

                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                           84-1453702
   ------------------------------                         ------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2000, there were 5,063,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes_____. No_____.

                                      INDEX


                                                                     PAGE
                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      March 31, 2000 (Unaudited) and
                      December 31, 1999                                3

                Condensed Statements of Operations
                      Three ended March 31,2000
                      and March 31, 1999                               4

                Condensed Statements of Cash Flows
                      Three months ended March 31, 2000 and
                      March 31, 1999(Unaudited)                        5

                Notes to Condensed Financial Statements                6 - 7

Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                       7 - 11


PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                      11

Item 2.         Changes in Securities                                  11

Item 3.         Defaults Upon Senior Securities                        11

Item 4.         Submission of Matters to a Vote of
                      Security Holders                                 12

Item 5.         Other Information                                      12

Item 6.         Exhibits and Reports on Form 8-K                       12

                (a)  Exhibits - Press Releases and other
                          Exhibits
                (b)  Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               For Periods Ending


                                                     December 31,     March 31,
                                                         1999          2000
Assets                                                (Audited)      (Unaudited)

Current Assets
    Cash                                             $   308,376    $   144,482
    Marketable Securities                                199,370        298,225
    Accounts Receivable                                      892         52,771
    Prepaid                                              197,231        268,098
                                                     -----------    -----------
          Total Current Assets                       $   705,869    $   763,576

Property & Equipment
    Audio Equipment                                        2,558          2,558
    Production Cost                                                     120,000
    Database & Circulation                                23,881         26,521
    Computer Equipment                                    48,360         65,095
    Software                                               4,014         11,612
    Furniture & Fixtures                                  20,207         28,598
    Music                                                                 6,000
    Website Development                                   36,713         39,214
        Less: A/D                                        (26,162)       (33,068)
                                                     -----------    -----------
        Total Property & Equipment                       109,571        266,530

Total Assets                                         $   815,440    $ 1,030,106
                                                     ===========    ===========

Liabilities & Stockholders Equity

Current Liabilities
    Accounts Payables                                                    28,312
    Deferred Federal Income Tax
    Accrued Liabilities                                    3,894           --
                                                     -----------    -----------
         Total Current Liabilities                         3,894         28,312

Stockholders Equity
    Preferred Stock 20,000 Shares
    No Par Value, Authorized, None Issued
    Common stock 100,000,000 Shares Authorized
    $.001 Par Value 4,283,000, 5,063,000
    Issued and outstanding as of December 31,              4,283          4,908

    Paid-In Capital                                    3,043,648      4,017,776

    Deficient Accumulated During the
     Development Stage                                (2,236,385)    (3,020,891)
                                                     -----------    -----------

                                                         811,546      1,001,793

Total Liabilities & Stockholders Equity                  815,440      1,030,106
                                                     ===========    ===========

                See Accompanying Notes to Financial Statements.


                                         Americana Publishing, Inc.
                                       (A Development Stage Company)
                                         Statement of Income (Loss)
                                             For the Periods

                                             Inception             Three Months           Three Months
                                         April 17, 1997 to             Ended                  Ended
                                           March 31, 2000          March 31, 1999         March 31, 2000
                                           --------------          --------------         --------------
Revenues
   Audio Book Sales                              14,165             $         0             $    14,165
   Shipping Revenue                                 698                     698
   Advertising Revenue                            1,235                   1,235
   Publishing Fees                               23,261                   8,000
   Subscription Revenue                              40                      40
   Other Revenue                                     33                      33                    --
                                            -----------             -----------             -----------
        Total Revenue                            39,432                   8,073                  16,098

   Cost of Goods                                  2,583                    --                     2,583
                                            -----------             -----------             -----------

Gross Profit                                     36,849                   8,073                  13,515

Administrative Expenses
   Compensation Expense                       1,680,110                 112,500                 593,909
   Outside Consulting Services                  916,522                 180,000                  56,695
   Depreciation                                  33,066                   2,633                   6,904
   Other Operating Expenses                     438,983                  25,199                 148,673
                                            -----------             -----------             -----------
        Total Expenses                        3,068,681                 320,332                 806,181

Net Operating Income                         (3,031,832)               (312,259)               (792,666)

Other Income/Expense
   Income Tax Expense-Deferred                     (921)
   Interest Income                               10,941                    --                     8,160
                                            -----------             -----------             -----------
        Total Other Income/Expense               10,941                    (921)                  8,160

Net Income (Loss)                           $(3,020,891)            $  (313,180)            $  (784,506)
                                            ===========             ===========             ===========

Weighted Average Number of Common
 Shares Outstanding                           2,077,566               2,782,985               4,428,527

Income (Loss)per share Basic & Diluted            (1.45)                   (.11)                   (.18)

Dividends per Common Share                         --                      --                      --


                                 See Accompanying Notes to Financial Statements.



                                            Americana Publishing, Inc.
                                          (A Development Stage Company)
                                             Statement of Cash Flows


                                                        Inception           Three Months          Three Months
                                                    April 17, 1997 to           Ended                Ended
                                                         March 31,          March 31, 1999        March 31, 2000
                                                         ---------          --------------        --------------

Cash Flows From Operating Activities:
   Net Loss                                             $(3,020,891)         $  (313,180)         $  (784,506)
   Adjustments to Reconcile Net Income
   (Loss)
   To Net Cash Provided by Operating
     Depreciation                                            33,066                2,633                6,905
     Capital Transactions                                 2,571,889              284,196              560,995
     Increase in Receivables                                (52,770)                                   51,878
     Increase in Prepaid                                    (73,097)                                  (70,866)
     Increase in Accounts Payable                            28,312                                    28,312
     Increase in Income Taxes Payable                          --                    920               (3,894)
                                                        -----------          -----------          -----------
          Total Adjustments                               2,507,400              287,749              573,330

Net Cash Used by Operating Activities                      (513,491)             (25,431)            (211,176)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock                     1,255,796              237,500              310,000
                                                        -----------          -----------          -----------

Net Cash Provided by Financing
Activities                                                1,255,796              237,500              310,000

Cash Flows From Investing Activities:
   Purchase of Property and Equipment                      (299,598)             (11,305)            (163,863)
   Purchase of Marketable Securities                       (298,225)                --                (98,855)
                                                        -----------          -----------          -----------
Net Cash Used in Investing Activities                      (597,823)             (11,305)            (262,718)
                                                        -----------          -----------          -----------

Net Increase (Decrease) in Cash                             144,482              200,764            ((163,894)

Cash and Cash Equivalents at Beginning of Period               --                    667              308,376
                                                        -----------          -----------          -----------

Cash and Cash Equivalents at End of Period              $   144,482          $   201,431          $   144,482
                                                        ===========          ===========          ===========

Supplemental Disclosures:
    Interest Paid                                       $         0          $         0          $         0
    Taxes Paid                                          $         0          $         0          $         0

Non-Cash Transaction
    Contribution of Property and
    equipment in Exchange for common stock              $    36,894          $         0          $         0

Forgiveness of accounts payable
 in exchange for common                                 $    22,163          $    22,163          $         0

Contribution of advertising prepaids                    $   195,000          $         0          $         0


                                   See Accompanying Notes to Financial Statements


                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.

The unaudited internal condensed financial statements and related notes have been prepared by Americana Publishing, Inc. (the "Company"), and not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2.  LIQUIDITY

The Company has historically financed its operations through the sake of common stock. Since inception the Company has raised approximately $1.3 million for these sales. The proceeds have been used for start up activities including website development and the registration of its common stock. The Company at December 31, 1999 had a working capital surplus of $0.7 million and does not anticipate the need for any additional financing. However, should the Company require additional capital the Company has identified the potential need for an asset-based credit facility. Although the Company has not yet secured a financing commitment from a commercial financing institution or a letter of intent with an investment banker/underwriter, the Company remains confident that the financing resources should be available to meet the Company's future financing needs. There can be no assurance that favorable financing terms may be available to Americana at the time financing is desired. Further, poor financial performance may adversely effect Americana's ability to attract a commercial lending source or investment banker to underwrite any future financings or stock offering.

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

Note 3. Stock Transactions

During March 2000 the Company sold 310,000 of common shares for $310,000 under regulation 4(2). Regulation 4(2) provides for the sale of restricted shares of common stock without the preparation of a prospectus. The share offered in March cannot be sold for a period of one year.

Note 4. Related Party Transaction

During the first quarter of 2000 the Company paid $60,000 in prepaid rent to a related party.

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

The fiscal year ended December 31, 2000, was marked by a number of events, which in the opinion of management will strengthen the Company and ensure a continuous growth pattern.

During March 2000, the Board of Directors authorized 10,000,000 shares of common stock to be used to established a stock option plan providing for the granting of stock options to key employees and consultants. The terms in which the options will be granted have not yet been established.

During March 2000, the Board of Directors granted 625,000 shares to employees, directors and key consultants. These grants were recorded at the fair market value. Grants for employees and directors are amortized over three years with all other grants be recorded at the time of grant.

Site Development

The active operating pages for the americanasongs.com website are complete. The site is now accepting uploads of music from independent record producers, labels and artists. Americana is now in the process of installing a commercial database operating system. This process is expected to be completed by August 2000 and the site should be operational for consumer use by this same date. Americana has purchased a library of rare music on a non-exclusive basis, of some 3,000 songs ranging from music of the 30's and 40's all the way to music of the 70's. Americana and John Wagner Studios are working on the conversion of this music to a digital format so that it may be easily sold and downloaded from the americanasongs.com website.

Ann Edenfield has been hired as director of development and marketing for the americanatextbooks.com website. An employment and stock option agreement was executed on March 15, 2000which included performance based stock options totaling 95,000 shares over three years.

The americanatextbooks.com website design and operating pages have been completed. Americana is now in the process of installing a commercial database program. The site is expected to be fully operational by the fall of 2000.

The databases for both the americanasongs.com and americanatextbooks.com websites are to be modified and accessed along with the americanabooks.com database from a unified database server and platform.

This programming project is expected to be completed by August 2000. this project includes the installation of book distributor database such as Baker & Taylor which Americana has executed database purchase and distribution agreements.

Audio Book Development
----------------------

Americana has purchased the audio production rights to over fifty (50) books. In cooperation with John Wagner Studios. Americana is currently producing recording and duplicating these books in preparation for sale to some 17,000 retail stores and 3,000 libraries around the United States. It is expected by year-end that Americana will have produced all fifty titles.

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

The Company completed the sale of $700,000 of securities under 4(2)as of November 4th, 1999 and 310,000 as of March 2000. The use of these proceeds for the 700,000 will be for working capital, including the completion of the website(s), for an acquisition and advertising. The use of proceeds for the 310,000 was for lease hold improvements, furniture, fixtures, equipment and pre-paid rent on Americana's new facility.

The Company does not anticipate the need for any additional financing in the near term. However, should the Company require additional capital the Company has identified the potential need for an asset-based credit facility. Although the Company has not yet secured a financing commitment from a commercial financing institution or a letter of intent with an investment banker/underwriter, the Company remains confident that the financing resources should be available to meet the Company's future financing needs. There can be no assurance that favorable financing terms may be available to Americana at the time financing is desired. Further, poor financial performance may adversely effect Americana's ability to attract a commercial lending source or investment banker to underwrite any future financings or stock offering.

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

The Company may require future financing in various forms. The Company proposes to finance working capital timing differences with an asset-based line of credit or through the use of factoring any accounts receivables. Capital improvements should be financed by intermediate-term debt. The Company is not in possession of any commercial bank commitment letters or a letter of intent from a capable underwriter at this time.

The Company proposes to utilize the common stock to acquire other sponsored book publishing companies and other business enterprises as previously described. Therefore, active trading of the stock will be important to the principals of the target companies. Americana is very dependent on the active trading of its stock. Currently the Company's stock has not been actively trading. The Company plans on using the stock to acquire publishing companies and other enterprises that benefit growth. If the stock continues not to be actively traded, the ability of Americana to acquire these companies would be seriously jeopardized. Without financing, it would be difficult to cover working capital requirements and future capital expenditures. No assurance can be given that the stock will be actively traded or that Americana will be able to find financing.

The Company's assets equal $815,440 and 1,030,106 with equity of $811,546 and $1,001,793 as of December 31, 1999 and March 31, 2000. The only liabilities consisted of $3,509 of deferred tax liabilities as of December 31, 1999 and total liabilities of $28,312 as of March 31, 2000. The asset to equity ratio remains at 1:1 for both periods.

Capital Expenditure
-------------------

The Company made capital expenditures of 163,863 during the first quarter of 2000. A majority of this amount, $120,000, related to the issuance of common stock issued to a third party studio in exchange for studio time to produce audio books and music. The balance of $43,863 of capital expenditure was for the development of the website, furniture, music, and computer equipment.

Acquisition
-----------

As part of the "Integrated Publishing Plan" the Company anticipates it will acquire small sponsored book publishing companies and list their book titles on its website as well as list book titles they do not own, that complement and enhance the consumer appeal of the catalogue overall. These enterprises will account for the majority of revenue of the Company in the future. The Company has identified hundreds of potential targets. These acquisitions will be transacted with the use of the Company's common stock. The Company entered into a letter of intent on October 29, 1999 to acquire the assets of an audio book production company. This transaction differs from the above proposed transactions in that the company is purchasing the assets only for cash and does not anticipate in using its common stock in an exchange. Americana executed a direct mail campaign to over 4,000 book publishers nationwide to encourage responses concerning interest in selling their companies to Americana. As of April 15, 2000 Americana has received 12 communications from various quality publishing enterprises that have expressed interest in a potential sale transaction. Americana has been actively evaluating these businesses and has issued two letters of interest. These letters of interest indicate to the interested party that Americana is interested in pursuing negotiations and issuing a letter of intent as a formal purchase and sale agreement. These letters of interest will expire on May 31, 2000.

The Company intends to acquire a state of the art digital recording studio, heat set web press company, and book binding company. These enterprises will vertically integrate production and control of quality audio books as well as re-print books for its family of over 100 publishers now supplying books through americanabooks.com. The Company currently has upgraded its existing recording studio to accommodate digital equipment. This currently serves as the facility to record audio books.

Americana executed a letter of intent to purchase Universal Printing and Publishing, Inc. on February 10, 2000. After considerable due diligence and evaluation of Universals operations , management of Americana and Universal mutually agreed to terminate the letter of intent on April 13, 2000.

Americana was unable to complete the acquisition of Sunset Productions, Inc. due in management's opinion to a breech of the Letter of Intent by a significant Sunset Productions, Inc. shareholder. Americana is contemplating a lawsuit against Mr. Mueller for the recovery of costs associated with this transaction.


Results of Operations
---------------------

Quarter ended March 31, 2000 compared to quarter ended March 31, 1999.

Revenues - Revenues increase 99% to $16,098 for the first quarter of 2000 as compared to $8,073 for the same period in 1999. The increase was attributed to audio book sales made under an agreement with Sunset Productions, Inc., which began in the fourth quarter of 1999 and was cancelled in March 2000. The Company began selling audio books directly.

Compensation expense - Compensation expense increased 428% to $593,909 during the first quarter 2000 as compared to $112,500 for the same period of the previous year. This expense includes $545,000 of non-cash compensation relating to the issuance of common shares at their fair value as well as the forgiveness of salary obligation by the Company's president.

Outside consulting services - Outside consulting services decreased 69% to $56,695 for the first quarter of 2000 as compared to 180,000 for the same period of 1999. The majority of outside consulting used in 1999 related to website development, which was not necessary in 2000.

Other operating expenses - Other operating expenses increased 489% to $148,673 in the first quarter 2000 as compared to $25,199 for the same period of 1999. This increase was primarily as a result of increased printing costs associated with the improved quality and quantity of the Company's annual report, and increased marketing expenses of the Company's websites.

Part II. Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Security - None

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

The annual shareholders meeting of Americana Publishing, inc. was held on Friday, March 24, 2000 at the Regal McCormick Ranch, 7401 North Scottsdale Rd., Scottsdale, AZ 85253.

1. The election of George Lovato, Jr., Don White, David Poling, Jay Simon and Marjorie Lovato to the Board of Directors
      For all Directors 4,133,877                 Against  0  Absent    304,123

2.   Blomstrom and Co. of Houston, TX was selected and approved as auditors
      For   4,133,877           Against   0                   Absent 304,123

3. The issuance of stock options to employees and management and the ratification of common stock options to advisors, independent contractors and employees was approved.
     For   4,127,877           Against   6,000               Absent  304,123

4.   Gordon H. Rowe was  approved as General  Counsel for the  Corporation

     For   4,083,877           Withhold 50,000               Absent 304,123

5.    Raul N. Rodriguez was approved as Securities  Counsel for the  Corporation
      For 4,083,877            Withheld 50,000               Absent 304,123

6. The authorization for the Board of Directors to issue common stock to contractors and professionals in exchange for services was approved
     For   4,132,877           Against    1,000              Absent 304,123

7. The authorization for the Board of Directors to issue common stock to acquire business enterprises as approved
     For   4,133,877           Against      0                Absent 304,123

8. The authorization for the Board of Directors to issue common stock and or preferred stock to management for exemplary performance or in recognition of additional services or contributing additional assets to the Company beyond any contracted obligation was approved
     For  4,128,877            Against      0                Absent 304,123

9. The authorization for the Board of Directors to assume debt in the acquisition of other companies was approved
     For  4,133,877            Against      0                Absent 304,123

A motion was made from the floor, by Lowell Fixler, to set up a pool of 10,000,000 shares of common stock to use to award stock options to key personnel, advisors, officers and directors. It was seconded by Jerry Ruther and passed by a shareholder vote.
      For   4,133,877          Against      0                Absent 304,123

Item 5. Other Information - None

Item 6.  Exhibits -

      27.1  Financial Data Schedule