Form 10QSB
period 2000-07-31
AMERICANA PUBLISHING INC
filed 2000-08-14
CIK 1081751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to

Commission file number

                           AMERICANA PUBLISHING, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                               84-1453702
         ------------                          --------------
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

               303 SAN MATEO NE, SUITE 104A, ALBUQUERQUE, NM 87108
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  505-265-6121
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2000, there were 5,543,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No_____.

                                      INDEX




                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      June 30, 2000 (Unaudited) and
                      December 31, 1999                                  3

                Condensed Statements of Operations
                      Three months and Six Months
                      ended June 30, 2000 and
                      June 30, 1999 (Unaudited)                          4

                Condensed Statements of Cash Flows
                      Six months ended June 30, 2000 and
                      June 30, 1999(Unaudited)                           5

                Notes to Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8-10

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                        10

Item 2.         Changes in Securities                                    10

Item 3.         Defaults Upon Senior Securities                          10

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K

                (a)  Exhibits - Press Releases and
                     other Exhibits
                (b)  Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                               Condensed Balance Sheet
                               For Periods Ending

                                              June 30, 2000    December 31, 1999
Assets                                         (Unaudited)

Current Assets
    Cash                                        $ 61,695          $   308,376
    Marketable Securities                         95,210              199,370
    Accounts Receivable                           38,849                  892
    Prepaid                                      274,345              197,231
                                                -----------       -------------
          Total Current Assets                  $470,099              705,869

Property & Equipment
    Music                                          6,000
    Telephone System                              15,820
    Audio Equipment                                2,558                2,558
    Database & Circulation                        28,518               23,881
    Computer Equipment                            95,304               48,360
    Software                                      13,032                4,014
    Furniture & Fixtures                          40,591               20,207
    Website Development                           40,963               36,713
    Audio Production                             140,398
    Leasehold Improvements                         5,299
      Less: Accumulated Depreciation
        and Amortization                         (42,986)             (26,162)
                                                -----------       -------------
        Total Property & Equipment               345,497              109,571

Total Asset                                     $815,596          $   815,440
                                                ===========       =============
Liabilities & Stockholders Equity

Current Liabilities
    Accounts Payables                           $ 10,000
    Accrued Liabilities                            1,016                3,894
                                                -----------       -------------
        Total Current Liabilities                 11,016                3,894

Stockholders Equity
    Preferred Stock 20,000,000 Shares
      No Par Value, Authorized, None Issued
    Common stock 100,000,000 Shares Authorized
      $.001 Par Value 5,543,250 & 4,283,000        5,543                4,283
      Issued and outstanding for March 31, 2000
      and December 31, 1999, respectively
    Paid-In Capital                            4,649,144            3,043,648
    Accumulated Deficit                       (3,850,107)          (2,236,385)
                                               ----------          ----------
      Total Stockholders' Equity                 804,580              811,546

Total Liabilities & Stockholders Equity         $815,596          $   815,440
                                               ==========         ===========



                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                       Condensed Statements of Operations
                                  (Unaudited)

                                       FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                           ENDED JUNE 30             ENDED JUNE 30
                                       2000            1999          2000         1999
                                      -------         -------       -------      ------
Net Revenues                            4,093             586       20,191        9,909

  Cost of Goods Sold                    5,668               -        8,251            -
                                        -----            -----      ------        -----
  Gross Profit                         (1,575)            586       11,940        9,909

Administration Expense
  Compensation Expense                517,066         115,593    1,107,047      228,093
  Outside Consulting Fees             196,587          22,777      264,198      210,001
  Depreciation                          9,919           3,571       16,824        6,204
  Other Operating Expense             105,443          63,216      247,126       81,190
                                      -------         -------    ---------      -------
  Total Expense                       829,015         205,157    1,635,195      525,488

Net Operating Income (Loss)          (830,590)       (204,571)  (1,623,255)    (515,579)

Other Income (Expense)
  Interest Income                       1,373               -        9,533           -
  Income Tax Deferred                       -           7,471            -       8,392
                                     --------        --------    ---------     --------
                                     (829,217)       (212,042)  (1,613,722)    (523,971)
                                     ========        ========   ==========     ========

Weighted Average Number
 of Common Shares Outstanding       4,928,085       2,873,985    4,548,788    2,873,985

Income (Loss) Per Share - Basic          (.17)           (.07)        (.35)        (.18)

Income (Loss) Per Share -  Diluted       (.17)           (.07)        (.35)        (.18)

Dividends Per Common Share         $        -      $        -   $        -   $        -







                See Accompanying Notes to Financial Statements.





                           Americana Publishing, Inc.
                        Condensed Statement of Cash Flows
                                  (Unaudited)

                                             Six Months Ended          Six Months Ended
                                              June 30, 2000              June 30, 1999
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss                                   $(1,613,722)              $    (523,971)
   Adjustments to Reconcile Net Income(Loss)
    To Net Cash Provided by Operating
    Activities:
     Depreciation                                  16,824                       6,204
     Capital Transactions                       1,196,756                     398,743
     (Increase)Decrease in Accounts Receivable    (37,957)
     (Increase)Decrease in Prepaids               (77,114)
     Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                     7,122                       6,789
     Increase (Decrease) in Tax Payable                                         8,392
     (Increase) Decrease in Marketable Securities 104,160                           -
                                                  -------                     -------
          Total Adjustments                     1,209,791                     420,128
                                                  -------                     -------
Net Cash Used by Operating Activities            (403,931)                   (103,843)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock             310,000                     232,500
   Proceeds From Borrowings                             -                      48,000
                                                  -------                      ------
Net Cash Provided by Financing                    310,000                     280,500

Cash Flows From Investing Activities:
   Purchase of Property and Equipment            (152,750)                    (33,581)
                                                 --------                     -------
Net Cash Used in Investing Activities            (152,750)                    (33,581)

Net Increase (Decrease) in Cash                  (246,681)                    143,076

Cash and Cash Equivalents at
  Beginning of Period                             308,376                         667
                                                  -------                     -------
Cash and Cash Equivalents at
  End of Period                               $    61,695               $     143,743
                                              =============             ================
Non Cash Transactions:
  Property Plant and Equipment
   Exchanged for Common Stock                     100,000                           -

Supplemental Disclosures:
    Interest Paid                             $         0               $         168
    Taxes Paid                                $         0               $           0







                See Accompanying Notes to Financial Statements.


                           AMERICANA PUBLISHING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.

The unaudited internal condensed financial statements and related notes have been prepared by Americana Publishing, Inc. (the "Company"), and not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2.  LIQUIDITY

The Company has historically financed its operations through the sale of common stock. Since inception the Company has raised approximately $1.3 million in capital. The proceeds have been used from start up activities including website development and the registration of its common stock. The Company at June 30, 2000 had a working capital surplus of $0.4 million and does not anticipate the need for any additional financing. Although the Company has not yet secured a financing commitment from a commercial financing institution or a letter of intent with an investment banker/underwriter, the Company remains confident that the financing resources should be available to meet the Company's future financing needs. There can be no assurance that favorable financing terms may be available to Americana at the time financing is desired. Further, poor financial performance may adversely effect Americana's ability to attract a commercial lending source or investment banker to underwrite any future financings or stock offering.

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

Note 3. Stock Transactions

During the first six months of 2000 the Company issued 950,000 shares of common stock to various employees and consultants. The fair value of this stock was booked as compensation expense and consulting expense.

During March 2000 the Company sold 310,000 of common shares for $310,000 under regulation 4(2). Regulation 4(2) provides for the sale of restricted shares of common stock without the preparation of a prospectus. The share offered in March cannot be sold for a period of one year.

                        Independent Accountant's Report
                        -------------------------------

We have reviewed the accompanying condensed balance sheet of Americana Publishing, Inc. as of June 30, 2000 and the related condensed statement of operations for the three and six month periods ending June 30, 2000 and 1999 and of cash flows for the six month periods ending June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Null Lairson

Houston, Texas
August 11, 2000

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

In the second quarter of 2000 Ingram Books became an equity partner with americanabooks.com. Ingram Books provided their database of 530,000 books plus other enhancements to Americana.

In May the Company moved into an 8,000 square foot facility. The rent is $2,000 per month for the next twelve months, which has been paid.

Site Development

The active operating pages for the americanasongs.com website are complete. The site is now accepting uploads of music from independent record producers, labels and artists. Further, the Company has uploaded an array of over 3,000 songs it has licensed for sale from this site. The Company fully intends to pay royalties to all artists and recording companies. All recordings sold from this site will be protected as much as possible from unauthorized duplication. Americana is now in the process of installing a commercial database operating system. This process is expected to be completed by August 2000 and the site should be operational for consumer use by this same date. Americana has purchased a library of rare music on a non-exclusive basis, of some 3,000 songs ranging from music of the 30's and 40's all the way to music of the 70's. Americana and John Wagner Studios are working on the conversion of this music to a digital format so that it may be easily sold and downloaded from the americanasongs.com website.

Ann Edenfield has been hired as director of development and marketing for the americanatextbooks.com website. An employment and stock option agreement was executed on March 15, 2000, which included performance based stock options totaling 95,000 shares over three years.

The  americanatextbooks.com   website  design  and  operating  pages  have  been
completed. Americana is now in the process of installing a commercial database program. The site is expected to be fully operational by the August 15th, 2000.

The  databases  for  both  the  americanasongs.com  and   americanatextbooks.com
websites are to be modified and accessed along with the americanabooks.com database from a unified database server and platform.

This programming project is expected to be completed by August 2000. This project includes the installation of book distributor database such as Ingram Books, which Americana has executed database licensing and distribution agreements.

Audio Book Development

Americana has purchased the audio production rights to over fifty (50) books. In cooperation with John Wagner Studios. Americana is currently producing recording and duplicating these books in preparation for sale to some 17,000 retail stores and 3,000 libraries around the United States. It is expected by year-end that Americana will have produced all fifty titles and will be available for sale as a download from the americanabooks.com website.

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

The Company completed the sale of $700,000 of securities under 4(2)as of November 4th, 1999 and 310,000 as of March 2000. The use of these proceeds for the $700,000 will be used for working capital, including the completion of the website(s), for an acquisition and advertising. The use of proceeds for the 310,000 was for leasehold improvements, furniture, fixtures, equipment and pre-paid rent on Americana's new facility. Any future capital infused in to the Company is expected to be used to support working capital and acquisitions.

The Company is currently in discussion with a number of private and corporate investors concerning a private placement.

The Company proposes to utilize the common stock to acquire other sponsored book publishing companies and other business enterprises. Therefore, active trading of the stock will be important to the principals of the target companies. Americana is very dependent on the active trading of its stock. Currently the Company's stock has not been actively trading. The Company plans on using the stock to acquire publishing companies and other enterprises that benefit growth. If the stock continues to trade flatly, the ability of Americana to acquire these companies would be seriously jeopardized. Without financing, it would be difficult to cover working capital requirements and future capital expenditures. No assurance can be given that the stock will be actively traded or that Americana will be able to find financing.

In June of 2000 audio book production commenced and as of August 1, 2000 ten audio books had been produced and were available for sale. It is anticipated that by September 1, 2000 a total of 18 audio books will be complete and available for distribution. We also anticipate a production rate of one to two audio books per week.

Capital Expenditure

During the second quarter Americana made approximately $88,000 in capital expenditures. The expenditures were for an improved telephone system, computer equipment and furniture and fixtures, plus additional capitalization of audio production equipment.

Acquisition

As part of the "Integrated Publishing Plan" the Company anticipates it will acquire small sponsored book publishing companies and list their book titles on its website as well as list book titles they do not own, that complement and enhance the consumer appeal of the catalogue overall. These enterprises will account for the majority of revenue of the Company in the future. The Company has identified hundreds of potential targets. These acquisitions will be transacted with the use of the Company's common stock. Americana executed a direct mail campaign to over 4,000 book publishers nationwide to encourage responses concerning interest in selling their companies to Americana. As of April 15, 2000 Americana has received 12 communications from various quality publishing enterprises that have expressed interest in a potential sale transaction. Americana has been actively evaluating these businesses and has issued two letters of intent. These letters of intent indicate to the interested party that Americana is interested in pursuing negotiations and issuing a letter of intent as a formal purchase and sale agreement. On June 30, 2000 formal purchase agreements were sent to two publishers, it is anticipated that these may result in actual acquisitions.

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

Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Revenue increased 598% from $586 to $4,093. Compensation expense increased $401,473 due to the addition of staff and the issuance of $375,000 of common stock to employees and directors. Outside consulting fees increased $173,810 in which common stock was issued to a number of employees and consultants. The $170,000 represents the fair market value of the common stock.

Year to Date Ended June 30,2000 Compared to Year to Date Ended June 30, 1999

Revenue doubled from $9,909 to $20,191 primarily due to the sale of audio books. During this same period compensation expense increased from $228,093 to $1,107,047. Of this $879,000 increase $85,000 is represented by the increase of stock to key employees and consultants, as a non-cash expense.

Part II. Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Security - None

Item 3. Defaults upon Senior Securities