Form 10QSB
period 2000-09-30
AMERICANA PUBLISHING INC
filed 2000-11-14
CIK 1081751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2000, there were 6,264,396 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No_____.

                                      INDEX




                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      September 30, 2000 (Unaudited) and
                      December 31, 1999                                  3

                Condensed Statements of Operations
                      Three months and Nine Months
                      ended September 30, 2000 and
                      September 30, 1999 (Unaudited)                     4

                Condensed Statements of Cash Flows
                      Six months ended September 30, 2000 and
                      September 30, 1999(Unaudited)                      5

                Notes to Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8-10

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                        10

Item 2.         Changes in Securities                                    10

Item 3.         Defaults Upon Senior Securities                          10

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K

                27.1 Financial Data Schedule
SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                             Condensed Balance Sheet
                                      As of

                                           September 30, 2000  December 31, 1999
Assets                                         (Unaudited)

Current Assets
    Cash                                        $ 38,177          $   308,376
    Marketable Securities                         70,000              199,370
    Accounts Receivable                            7,707                  892
    Prepaid                                      180,550              197,231
    Inventory                                     28,093
                                                -----------       -------------
          Total Current Assets                  $324,527              705,869

Property & Equipment
    Music                                           6,400
    Telephone System                               25,509
    Audio Equipment                                 5,575                2,558
    Database & Circulation                        333,233               23,881
    Computer Equipment                            121,022               48,360
    Software                                       14,099                4,014
    Furniture & Fixtures                           41,545               20,207
    Website Development                            43,463               36,713
    Audio Production                              145,009
    Leasehold Improvements                          5,299
      Less: Accumulated Depreciation
        and Amortization                          (59,377)             (26,162)
                                                -----------       -------------
        Total Property & Equipment                681,777              109,571
Total Asset                                    $1,006,304         $    815,440
                                               ============       =============
Liabilities & Stockholders Equity

Current Liabilities
    Accounts Payables                           $  28,293
    Accrued Liabilities                            17,708                3,894
                                                -----------       -------------
        Total Current Liabilities                  46,001                3,894

Stockholders Equity
    Preferred Stock 20,000,000 Shares
      No Par Value, Authorized, None Issued
    Common stock 100,000,000 Shares Authorized
      $.001 Par Value 6,264,396 & 4,283,000         6,264               4,283
      Issued and outstanding for
      September 30, 2000 and December 31, 1999,
      respectively
    Paid-In Capital                             5,540,657           3,043,648
    Accumulated Deficit                        (4,586,618)         (2,236,385)
                                               ----------          ----------
      Total Stockholders' Equity                  960,303             811,546

Total Liabilities & Stockholders Equity        $1,006,304         $   815,440
                                               ==========         ===========



                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                       Condensed Statements of Operations
                                  (Unaudited)

                                       FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                           ENDED SEPT 30             ENDED SEPT 30
                                       2000            1999          2000         1999
                                      -------         -------       -------      ------
Net Revenues                           10,931          2,128        40,658       12,036

  Cost of Goods Sold                    3,040              -        11,292            -
                                        -----          -----        ------        -----
  Gross Profit                          7,891          2,128        29,369       12,036

Administration Expense
  Salary & Wages                       95,711          21,949      206,280       25,038
  Compensation Expense                149,003          87,003    1,155,757      312,006
  Outside Consulting Fees             276,976               -      510,889      195,247
  Depreciation & Amortization          16,392           3,285       33,217        9,490
  Interest Expense                          -               -          380          142
  Management Fees                      15,235           6,000       24,235       51,000
  Bad Debt Expense                     90,000               -       90,000            -
  Other Operating Expense             101,085          35,517      358,839       86,320
                                      -------         -------    ---------      -------
  Total Expense                       744,402         153,754    2,379,599      679,243

Other Income (Expense)
  Interest Income
  Income Tax Deferred                       -         (3,055)            -        5,335
                                     --------        --------    ---------     --------
                                            -         (3,055)            -        5,335

Net Operating Income (Loss)          (736,511)       (148,571)  (2,350,233)    (672,542)
                                     ========        ========   ==========     ========


Weighted Average Number
 of Common Shares Outstanding       5,797,979      2,873,985     4,634,208    2,873,985

Income (Loss) Per Share - Basic          (.13)          (.07)         (.51)        (.18)

Income (Loss) Per Share -  Diluted       (.13)          (.07)         (.51)        (.18)

Dividends Per Common Share         $        -      $        -   $        -   $        -







                See Accompanying Notes to Financial Statements.





                           Americana Publishing, Inc.
                        Condensed Statement of Cash Flows
                                  (Unaudited)

                                             Nine Months Ended          Nine Months Ended
                                              Sept 30, 2000              Sept 30, 1999
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss                                   $(2,350,233)              $    (672,541)
   Adjustments to Reconcile Net Income(Loss)
    To Net Cash Provided by Operating
    Activities:
     Depreciation                                  33,217                       9,490
     allowance for Bad Debt                        90,000                           -
     Capital Transactions                       2,186,484                     492,003
     (Increase)Decrease in Accounts Receivable     (6,815)
     (Increase) Decrease in Accounts Payable       42,107                         852
     Increase in Inventory                        (28,093)                          -
     Decrease in Income Tax Payable                     -                       5,335
     Decrease in Prepaids                         (73,319)                     (7,200)
                                                  -------                     -------
          Total Adjustments                     2,243,580                     500,480
                                                  -------                     -------
Net Cash Used by Operating Activities            (106,653)                   (172,061)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock             210,000                     232,500
   Proceeds From Borrowings                             -                           -
                                                  -------                      ------
Net Cash Provided by Financing                    210,000                     232,500

Cash Flows From Investing Activities:
   Purchase of Property and Equipment            (303,546)                    (44,900)
                                                 --------                     -------
Net Cash Used in Investing Activities            (303,546)                    (44,900)

Net Increase (Decrease) in Cash                  (200,199)                     15,539

Cash and Cash Equivalents at
  Beginning of Period                             308,376                         667
                                                  -------                     -------
Cash and Cash Equivalents at
  End of Period                               $   108,177               $      16,206
                                              =============             ================
Non Cash Transactions:
  Property Plant and Equipment
   Exchanged for Common Stock                     100,000                           -

Supplemental Disclosures:
    Interest Paid                             $         0               $         168
    Taxes Paid                                $         0               $           0







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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2.  LIQUIDITY

The Company has historically financed its operations through the sale of common stock. Since inception the Company has raised approximately $1.3 million in capital. The proceeds have been used from start up activities including website development and the registration of its common stock. The Company at June 30, 2000 had a working capital surplus of $0.3 million and does not anticipate the need for any additional financing for the next twelve months. Although the Company has not yet secured a financing commitment from a commercial financing institution or a letter of intent with an investment banker/underwriter, the Company remains confident that the financing resources should be available to meet the Company's future financing needs. There can be no assurance that favorable financing terms may be available to Americana at the time financing is desired. Further, poor financial performance may adversely effect Americana's ability to attract a commercial lending source or investment banker to underwrite any future financings or stock offering.

Should the Company require the rapid infusion of capital it would consider the sale of a land asset it owns. This property was given to the Company by Mr. Lovato in exchange for common stock for the purpose to either sell or to leverage and secure future borrowings for the Company. The value of the land is estimated at $25,000. Although the Company does not anticipate the need for such a transaction, the land remains available as a potentially liquidateable asset.

The Company will require future financing in various forms. The Company proposes to finance working capital timing differences with an asset-based line of credit. Capital improvements should be financed by intermediate-term debt. The Company is not in possession of any commercial bank commitment letters or a letter of intent from a capable underwriter at this time.

Note 3. Stock Transactions

During the first nine months of 2000 the Company issued 950,000 shares of common stock to various employees and consultants. The fair value of this stock was booked as compensation expense and consulting expense.

During March 2000 the Company sold 310,000 of common shares for $310,000 under regulation 4(2). Regulation 4(2) provides for the sale of restricted shares of common stock without the preparation of a prospectus. The share offered in March cannot be sold for a period of one year.

Note 4 - Reserce of Prepaid Advertising

In 1999 the Company's president contributed approximately ($180,000) of prepaid advertising space in a New Mexico magazine. This company has incurred financial difficulties and has contacted the Company to restructure the advertising credit. The Company has reserved ($90,000) as a result of the uncertainty as to whether the magazine can fulfill its obligation.

                        Independent Accountant's Report
                        -------------------------------

We have reviewed the accompanying condensed balance sheet of Americana Publishing, Inc. as of September 30, 2000 and the related condensed statement of operations for the three and nine month periods ending June 30, 2000 and 1999 and of cash flows for the six month periods ending June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

The Company currently has limited internal and external sources of liquidity. At this time, the Company has no material commitment for capital expenditures. There are no known trends, events or uncertainties that are expected to have a material impact on the net sales and income from continuing operations. Americana Publishing, Inc. is not subject to seasonal aspects, but by selling books it is expected that the Christmas season will be the busiest part of its fiscal year.

The fiscal year ended December 31, 1999, was marked by a number of events, which in the opinion of management will strengthen the Company and ensure a continuous growth pattern.

In the third quarter of 2000 Ingram Books, who became an equity partner during the second quarter, provided their database of 530,000 books plus other enhancements to Americana Publishing, Inc. By the end of the second quarter, ordering procedures were refined and placed into operations to that visitors to the americanabooks.com websites could place orders from a combined database which includes Ingram Books inventory with Americana Publishing, Inc.

In May the Company moved into an 8,000 square foot facility. The rent is $2,000 per month for the next twenty-four (24) months, which has been paid.

Site Development

The active operating pages for the americanasongs.com website are complete. The site is now accepting uploads of music from independent record producers, labels and artists. Further, the Company has uploaded an array of over 3,000 songs it has licensed for sale from this site. The Company fully intends to pay royalties to all artists and recording companies. All recordings sold from this site will be protected as much as possible from unauthorized duplication. Americana Publishing, Inc. is now in the process of installing a commercial database operating system. This process is expected to be completed by December 2000 and the site should be operational for consumer use by this same date. Americana Publishing, Inc. has purchased a library of rare music on a non-exclusive basis, of some 3,000 songs ranging from music of the 30's and 40's all the way to music of the 70's. Further, Americana Publishing, Inc. is negotiating with The Orchard, on of the nations's largest music distributors, to purchase the database and CD's of The Orchard's approximately 750,000 songs with continuing rights to upgrade so as to have access to The Orchards increase in inventory. Americana Publishing, Inc. and John Wagner Studios are working on the conversion of this music to a digital format so that it may be easily sold and downloaded from the americanasongs.com website.

Additionally, Americana entered into a contractual relationship with S.P. Richards Company during the third quarter. As of September 18, 2000, Americana has uploaded the S.P. Richards database so that sales of S.P. Richards merchandise from the S.P. Richards catalog can now be made through Americana Publishing, Inc.

Ann Edenfield has been hired as director of development and marketing for the americanatextbooks.com website. An employment and stock option agreement was executed on March 15, 2000, which included performance based stock options totaling 95,000 shares over three years.

The  americanatextbooks.com   website  design  and  operation  pages  have  been
completed. The site was fully operational on August 15, 2000.

The  databases  for  both  the  americanasongs.com  and   americanatextbooks.com
websites are to be modified and accessed along with the americanabooks.com database from a unified database server and platform.

This programming project will be completed in December 2000. This project includes the installation of book distributor database such as Ingram Books, with which Americana Publishing, Inc. has executed database licensing and distribution agreements.

Audio Book Development

Americana has purchased the audio production rights to over sixty (60) books. In cooperation with John Wagner Studios. Americana is currently producing recording and duplicating these books in preparation for sale to some 17,000 retail stores and 3,000 libraries around the United States. Americana has completed production and duplicated for inventory twenty (20) audio books and is in various states of production on an additional forty-two (42) titles. Sales of audio books on hand was initiated during the third quarter. Total amount of $9,772.04 in invoiced sales have been achieved to date. It is expected by year end that Americana will have produced all sixty (60) titles which will be available for sale as a download from the americanabooks.com website in addition to sales of audio tapes.

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

In June of 2000 audio book production commenced and as of September 30, 2000 twenty (20) audio books had been produced and were available for sale. It is anticipated that by November 1, 2000 an additional twenty (20) audio books will be complete and available for distribution. Americana also anticipates a production rate of one to two audio books per week.

Capital Expenditure

During the nine month period Americana made approximately $88,000 in capital expenditures. The expenditures were for an improved telephone system, computer equipment and furniture and fixtures, plus additional capitalization of audio production equipment.

Acquisition

As part of the "Integrated Publishing Plan" the Company anticipates it will acquire small sponsored book publishing companies and list their book titles on its website as well as list book titles they do not own, that complement and enhance the consumer appeal of the catalogue overall. These enterprises will account for the majority of revenue of the Company in the future. The Company has identified hundreds of potential targets. These acquisitions will be transacted with the use of the Company's common stock. Americana Publishing, Inc. executed a direct mail campaign to over 4,000 book publishers nationwide to encourage responses concerning interest in selling their companies to Americana Publishing, Inc. As of April 15, 2999 Americana Publishing, Inc. had received 12 communications from various quality publishing enterprises that have expressed interest in a potential sale transaction. Americana Publishing, Inc. has been actively evaluating these businesses and has issued five letters of intent. These letters of intent indicate to the interested party that Americana Publishing, Inc. is interested in pursuing negotiations and entering into a formal purchase and sale agreement. Although on June 30, 2000 formal purchase agreements were sent to two publishers which did not mature into executed purchase agreements, Americana Publishing, Inc. presently has outstanding an offer to purchase all of the outstanding stock in one closely held publisher. It is anticipated that this may result in actual acquisition during the fourth quarter of the calendar year.

The Company intends to acquire a heat set web press company, and book binding company. These enterprises will vertically integrate production and control of quality audio books as well as re-print books for its family of over 100 publishers now supplying books through americanabooks.com. The Company currently has upgraded its existing recording studio to accommodate digital equipment. This currently serves as an additional facility to record audio books.

Results of Operations

Quarter ended September 30, 2000 equal to quarter ended September 30,1999.

Revenue increased to $10,931 from $2,128. The current quarter marked the first quarter the company began selling audio books it had produced. Compensation expense, consulting fees and salaries were up $412,738, a majority of this expense is related to the issuance of stock to employees and consultants and the expense of stock options by certain directors and contractors.

Year to date ended September 30, 2000 to September 30, 1999.

Revenue increased to 40,658 from $12,616. The primary increase in revenue was due to the sales of audio books, both on consignment from Sunset Productions, Inc., as well as selling audio books produced by Americana Publishing, Inc.

Salaries, compensation expense and consulting fees increased $1,340,635. A majority of the expense relates to stock issued to employees, consultants and officers and the expense of stock options by employees, consultants and officers.


Part II. Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Security - None

Item 3. Defaults upon Senior Securities