Form 10KSB
period 2000-12-31
AMERICANA PUBLISHING INC
filed 2001-04-24
CIK 1081751

<SUBMISSION-INFORMATION-FILE>
<TYPE>                        10KSB
<DOCUMENT-COUNT>              3
<SROS>                        NONE
<FILER>
     <CIK>                    0001081751
     <CCC>                    #MD7FUEK
</FILER>
<PERIOD>                      12/31/00
<DOCUMENT>
     <TYPE>                   10KSB
     <DESCRIPTION>            ANNUAL REPORT
<TEXT>

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934 for the fiscal year ended December 31, 2000.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (No Fee Required) for the transition period from to

                             Commission File Number

                           Americana Publishing, Inc.
             (Exact name of registrant as specified in its charter)

                               Colorado 84-1453702
              (State or other jurisdiction of (IRS Employer ID No.)
                         incorporation or organization)

                          303 San Mateo NE, Suite 104A
                          Albuquerque, New Mexico 87108
                    (Address of principal executive offices)

                                 (505) 265-6121
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

State issuer's revenues for its most recent fiscal year:$56,727

State the aggregate market value of the voting and non-voting common equity held non-affiliates  computed by  reference  to the price at which the common  equity was,  or the  average  bid and  asked  prices  of such  common  equity,  as of a specified  date within the past 60 days.  (See  definition  of affiliate in Rule
12b-2 of the Exchange  Act). As of January 15, 2000:  $4,888,997 . As of January
15, 2000 there were 7,822,396 shares outstanding.

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


                     AMERICANA PUBLISHING, INC. FORM 10-KSB

                                      INDEX

PART I

Item 1.  DESCRIPTION OF BUSINESS
           Background of the Company
           Factors Which May Affect Future Results
           Business of Americana Publishing, Inc.
                  Unique Strategies and Website Development
           Development of additional Websites
           Possible Acquisitions & Merger Transactions
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


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
On August 30, 1999 Hill, Thompson, Magid and Co., Inc. filed a Form 211 with the
National  Association  of  Securities  Dealers and  received  clearance to trade
Americana's common stock on November 5th, 1999. Throughout this period Americana continued the final phase of  development of the  americanabooks.com  and opened the website on October 15,  1999.  The common  stock of  Americana  (OTCBB:APBH)
began trading at $2.00 per share on November 8th, 1999. Americana began actively promoting the americanabooks.com  website and the development of audio books and other media product e-commerce websites.


Item 1a.  Factors Which May Affect Future Results

Americana is still in a developmental stage and the common stock involves a high degree of risk. In addition to other information  contained in this Form 10-KSB, prospective  investors  should  carefully  consider the following  risk factors, which may affect future results:

     1.  Continuing  Losses.  During fiscal year 2000,  Americana's  most recent fiscal year, Americana's losses were $2,238,437 compared to losses of $1,750,629
1998 and  $431,080  in 1997.  Americana  faces all the risks  inherent  in a new business.  Sales for 2000 were $56,727 and were not significant for 1999.  There can be no  assurance  that any of the  business  activities  will  result in any significant operating revenues or earnings.  Investors should be aware that they may lose all or substantially all of their investment.

     2. Lack of Revenues. Americana Currently generates revenues from audio book sales and sales generated from four websites. These websites generate sales from books, art, textbooks, music and the ELECTRONICAGENT.  There can be no assurance that Americana will ever generate  sufficient  revenues from these activities to support  Americana's  overhead.  Furthermore,  Americana  may  continue to incur losses and any investor who purchases or acquires  shares of Americana's  Common stock will likely incur further substantial dilution and or loss in the value of their investment.

     3.  Current  Financing  and  Capital  May be  Insufficient.  Americana Has
received a financing  commitment from Al Tex Financial.  This commitment  allows
Americana to factor accounts receivable invoices. There can be no assurance that this credit  facility  will be  sufficient  to finance the timing  difference of
Americana's  outgoing payables versus its incoming  receivable  payments.  As of
December 31, 2000, Americana had $80,323 in net working capital. There can be no assurance  that these cash reserves  will be  sufficient to support  Americana's
continuing   operating   overhead.   Any  adverse   performance  of  Americana's
receivables  or sudden  demands on  Americana's  cash  reserves may result in an investor losing all or substantially all of their investments.

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

     5.  Significant  Dilution  From  Stock  Options  and  Future  Stock  Sales.
Americana has unexercised Stock Options totaling 1,700,000 of Common Stock which if purchased would infuse $511,000 in capital into Americana,  at $.30 per share through  December  2000.  As a result of these  Stock  Options,  in  addition to others,  that may be issued from time to time in the future,  the  investor  may suffer  substantial  dilution and reduce  significant value of their investment.
Americana may be required to sell additional preferred and common stock in order to infuse additional  capital into Americana.  Should Americana be successful in
obtaining   additional   capital  through  the  sale  of  its  stock,   existing
shareholders will incur substantial dilution.

                                      2

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

     8. Limited Market for Common Stock.  Americana's  Common Stock is traded on the Electronic  Bulletin Board (OTC) and has experienced  limited  liquidity and reduced  pricing may become  highly price  sensitive and volatile in the future.
There can be no  assurance  that a  meaningful  trading  market for  Americana's
Common Stock will be  established  or if established if it can be maintained for any significant period.

     9.  Possible Rule 144 Stock Sales.  As of December 31, 2000,  Americana had
6,257,396  shares  of  Americana's   outstanding  common  stock  as  "restricted
securities" which may be sold only in compliance with Rule 144 adopted under the
Securities  Act of  1933,  as  amended,  or  other  applicable  exemptions  from registration.  Rule 144 provides that persons  classified or  affiliates,  5% or more shareholders,  officers and directors,  and statutory  underwriters holding restricted  securities  must  wait a period  of two years and then may sell in a brokerage  transaction,  an amount not  exceeding  in any three month period the greater of either (i) 1% of  Americana's  outstanding  common  stock or (ii) the average weekly trading volume during a period of four calendar weeks immediately proceeding any sale.  Persons who are not affiliates,  5% or more  shareholders, officers and directors and  statutory  underwriters  must hold the stock for one year and are not subject to the volume  limitation.  Possible or actual sales of
Americana's  Common  Stock by  present  shareholders  under  Rule 144 may have a depressive effect on the price of Americana's Common Stock if any liquid trading market develops.

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
Securities  are also exempt from this rule if the market price is at least $5.00 per share,  or for warrants,  if the warrants have an exercise price of at least
$5.00 per share.  The Securities  Enforcement and Penny Stock Reform Act of 1990
requires  additional  disclosure  related to the market for penny stocks and for trades in any stock defined as a penny stock.


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

     11. Competition.  Americana's engaged in a series of business  activities, which are characterized,  by intense competition, rapid technological change and state of the art  marketing  and  advertising  strategies.  Many of  Americana's
existing  and  potential   competitors  have  substantially  greater  financial,
research and  development,  marketing  and  production  resources  than those of
Americana and may be better equipped than Americana to develop,  manufacture and market competitive  e-commerce,  media and publishing products.  These companies may develop and introduce products and services  competitive with,  superior to, or less costly than those of Americana,  thereby  rendering  some of Americana's technologies  and products and services under  development  less  competitive or obsolete.

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


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

Americana  also  generates  sales through the  production  and  distribution  of published  products.  This  strategy  provides  Americana to market a singe book title in  print,  audio  and  e-book  simultaneously.  Americana  currently  has produced over forty-five (45) audio book titles.

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


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
Management  feels  this is  unique  and  presents  a  significant  developmental advantage  over the  competition.  americanatextbooks.com,  americanaArtmart.com have similar  competition,  however,  the  strategies to market the websites and drop ship the ordered product remain the same.


Americana is currently  promoting all websites  through  Internet  search engine registration,  e-mail blasts,  print media,  and an aggressive  public relations campaign and through advertising in the Americana Corporate Finance Reporter.

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

DEVELOPMENT OF ADDITIONAL WEBSITES

Americana    is   currently    developing    the    americanasoftware.com    and
americanavideo.com  websites.  These  websites will sell software and videos and other related media  products to the consumer.  These websites will compete with
other  major  e-commerce  websites.   These  sites  will  offer  as  of  yet  an
undetermined standard discount, unique customer account and book credit features along with a host of free give a way items.

Americana  intends to introduce  the following  complementary  websites over the
next   12  to  24   months;   americanasoftware.com,   americanavideo.com,   and
americanawarehouse.com.  These  sites  as  previously  described  will  work  in conjunction  with one another to  cross-market  the customer and increase search engine registration frequency and brand name awareness of Americana. Ultimately, the americanawarehouse.com  site will act as a centralized digital shopping mall with each of the other websites  linked or housed under this  centralized  site.
Americana  owns scores of other URL's in order to protect it's  primary  website development in progress.

EMPLOYEES AND FACALITIES

Americana  currently employs eight full time employees.  In addition,  there are four independent  contractors  that are responsible for website  programming and development and various board members and advisors are active in various aspects of  Americana's  operation.  Currently,  the Chairman of Americana  leases 2,000 square feet of office space to  Americana  at a cost of $3,000 per month,  which allows for use of all office equipment, word processing, direct mail processing, telephone equipment,  computers and computer network and use of certain database processing  software,  which is owned by the  Chairman of  Americana.  This full service lease allows for Americana to reduce capital expenditures  dramatically.
Mr. White a director and chief financial  officer  receives $3,000 per month and provides 80 hours of services  to perform his duties and  responsibilities.  Mr.
Ruther is compensated $2,500 per month for a total of 120 hours various services and consulting  provided concerning audio book publishing and sales development.
Additionally, 5,000 square feet of office space has been remodeled in accordance with Americana lease  specifications.  This  additional  office space allows for space to house the expanded  website  development,  warehouse  and  marketing of audio  books,  book  development  and e-book  development,  CD  productions  and expanded marketing  efforts.  The terms of this lease allow for Americana to pay rent on an annual  escalating  basis as follows:  The first years  monthly lease payments shall be  $2,000/month  or $24,000  annually;  The second years monthly lease  payments  shall be  $3,000/month  or $36,000  annually;  The third  years monthly lease payments shall be $4,000/month or $48,000; The fourth year monthly lease  payments shall be  $5,000/month  or $60,000  annually,  payable in lawful money of the  United  States  with the first two years  lease  payments  paid in advance  upon  execution  of the  lease and on a per month  basis  beginning  on
January 5, 2002.

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


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
(See Exhibit  attached  herewith)  Americana has  identified a building near its current offices and leasehold  improvements are currently underway.  This office space is currently  under  renovation  and specific terms of the lease have been negotiated.  (See  Employees and  Facilities  for discussion of this lease.) The
Company  currently  does not make  investments  of any  kind in real  estate  or securities.

                            Item 3. LEGAL PROCEEDINGS

There are no material lawsuits filed against Americana as of December 31, 2000.

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

High Bid 1999   $4.12
Low Bid 1999    $2.06

Low Bid 2000    $0.25
High Bid 2000   $3.25

                              [ GRAPHIC OMITTED ]

There are approximately 80 shareholders of common stock as of December 31, 2000.
The Company has not paid any dividends in the past and currently has no plans to pay dividends in the foreseeable future.


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
Americana Publishing is not subject to seasonal aspects.

The fiscal year ended December 31, 2000, was marked by a number of events, which in the opinion of management will strengthen the Company and ensure a continuous growth pattern.

In the third quarter of 2000 Ingram Books,  who became an equity  partner during the  second  quarter,  provided  their  database  of  530,000  books  plus other enhancements to Americana. By the end of the third quarter,  ordering procedures
were   refined   and   placed   into   operation   so  that   visitors   to  the
americanabooks.com  website  could place orders from a combined  database  which includes Ingram Books inventory and the individual  database of small publishers
Americana.

In May 2000 the Company  moved into an 8,000 square foot  facility.  The rent is
$2,000 per month for the succeeding twenty-four (24) months, which has been paid through April 2002.


Website Development

The active operating pages for the americanasongs.com  website are complete. The site is now accepting uploads of music from independent record producers, labels and artists.  Further,  the Company has uploaded an array of over 3,000 songs it has licensed for sale from this site. The Company fully intends to pay royalties to all artists and recording companies.  All recordings sold from this site will be protected as much as possible from unauthorized duplication. Americana has of installed a commercial  database  operating system for use from a central server that  queries  all  databases  for  all of  Americana  websites.  Americana  has purchased a library of rare music on a non-exclusive  basis, of some 3,000 songs ranging  from  music  of the  30's  and  40's  all the way to  music  of the San
Francisco  sound of the 70's.  John  Wagner  Studios  converted  this music to a digital  format  so  that  it  may  be  easily  sold  and  downloaded  from  the
americanasongs.com website. Furthermore, Americana is currently negotiating with a major popular CD supplier  that can supply a database of over 700,000  popular
CD's and provide drop-ship fulfillment.

Additionally,  Americana  entered  into a  contractual  relationship  with  S.P.
Richards Company during the third quarter.  As of September 18, 2000,  Americana has  uploaded  the  S.P.  Richards  database  so that  sales  of  S.P.  Richards merchandise from the S.P. Richards catalog can now be made through Americana.

Ann  Edenfield has been hired as director of  development  and marketing for the
americanatextbooks.com  website.  An employment  and stock option  agreement was executed on March  15,2000,  which  included  performance  based  stock  options totaling 95,000 shares over three years.

The  americanatextbooks.com   website  design  and  operating  pages  have  been
completed.  The site was fully operational on August 15th, 2000, but it has been determined that the existing website is inadequate due to its limited  database.
Therefore,  a project to prepare and  install an  additional  database  has been undertaken with a projected completion date in July 2001.

The  databases  for  both  the  americanasongs.com  and   americanatextbooks.com
websites are accessed along with the americanabooks.com and americanaArtmart.com databases from a unified database server and platform.

This  programming  project was  completed  on November  22,  2000.  This project includes the  installation  of book  distributor  database such as Ingram Books,
with  which  Americana  has  executed   database   licensing  and   distribution
agreements.  Americana  has also set up accounts to include  database  and order
processing  agreements  with  Baker  &  Taylor,   Advanced  Marketing  Services,
Books-A-Million/American  Wholesale Book Co.,  Anderson News,  Audio-Adventures,
Barnes  &  Noble,  Brobart  Company,  Hastings,  Lodes  Tone,  Penton  Overseas,
Professional Media and Recorded Books.

Programming for the Americana  artmart.com  site has been completed and the site became  operational on December 22, 2000. Staff is presently  engaged in testing of the software associated with the site's order processing.


Audio Book Development

Americana  has  purchased  the audio  production  rights to over 100  books.  In cooperation with Griffin  Recording  Studios,  Americana is currently  producing recording and  duplicating  these books in  preparation  for sale to some 17,000 retail  stores  and 3,000  libraries  around the United  States.  Americana  has completed  production and duplicated for inventory  forty-five  (45) audio books and is in various  states of production on an additional  seventeen (17) titles.
Sale of audio books on hand was initiated during the third quarter. Total amount of  $88,000.00  in invoiced  sales have been achieved to through March 29, 2001.
All  forty-five  (45) titles are available for sale from the  americanabooks.com website  in  addition  to sales of  audiotapes.  Additionally,  in an  effort to increase sales, a catalog of audio books was completed and three thousand of the catalogs were mailed to potential  buyers during the month of November  2000. It is anticipated  that audio book  production  will continue at the rate of one to two books weekly.

Liquidity and Capital Resources

The Company has historically  financed its operations through the sale of common stock,  since  inception  the Company has raised  $1.5  million in capital.  The proceeds were used for start-up activities including website development as well as other  start-up  activities.  The  Company has a working  capital  surplus of approximately  $80,323.  In addition,  the  Company's  revenues  have  increased beginning  in  December  2000 and are  expected  to be  average  at a minimum of
$20,000 per month for 2001.  The revenue  would not be adequate to cover current monthly  cash  expenditures  and would  have to be  supplemented  by  additional capital infusions,  a reduction in administrative  expenses, or a combination of both. Currently management believes revenues will increase to adequate levels to
support  cash  expenditures.   In  addition,  management  is  actively  pursuing
additional  capital infusion.  There is no assurance that adequate revenues will be achieved to support  operations,  however,  management  believes it will have adequate capital for the next twelve months.

The  Company  completed  the sale of  $700,000  of  securities  under  4(2)as of
November 4th,  1999.  The use of the proceeds of the $700,000 in securities  was for working  capital,  including the  completion of the  website(s),  and for an acquisition  and  advertising.  Various stock purchase  agreements were executed under 4(2) with  accredited  investors  to purchase  common  stock.  The capital raised as a result of these agreements was $652,200. In December 2000, Americana executed a stock  purchase  agreement  with Lowell  Fixler to  purchase  500,000 shares of common stock at $0.20 per share.  Any future capital  infused into the
Company is expected to be used to support working capital and for acquisitions.

The Company is currently in  discussion  with a number of private and  corporate investors concerning a private placement.

The Company purchased the assets of Hollis Books Publishing with common stock of the Company.  These  transactions  caused the Company to issue 10,000  shares to acquire these assets.

The  Company  proposes  to  utilize  the  common  stock to  acquire  other  book publishing companies and other business enterprises. Therefore, continued active trading  of the  stock  will  be  important  to  the  principals  of the  target companies.  Americana is very dependent on the active trading of its stock.  The
Company  plans on using  the stock to  acquire  publishing  companies  and other enterprises  that  benefit  growth.  If the stock  continues  to be traded at an unfavorable  price, the ability of Americana to acquire these companies would be seriously jeopardized. Without financing, it could be difficult to cover working capital requirements and future capital expenditures.  No assurance can be given that the stock will be actively  traded a favorable price or that Americana will be able to find financing.

Capital Expenditure

During the year Americana made approximately  $531,568 in capital  expenditures.
The expenditures were for an improved  telephone system,  computer equipment and furniture and  fixtures,  production assets and inventory rights databases.


Acquisition

As part of the  "Integrated  Publishing  Plan" the Company  anticipates  it will acquire additional small sponsored book publishing companies and list their book titles  on its  website  as well as  list  book  titles  they do not  own,  that complement  and  enhance  the  consumer  appeal of the  website  overall.  These enterprises  will  account  for the  majority  of revenue of the  Company in the future.  The  Company  has  identified  hundreds  of  potential  targets.  These acquisitions will continue to be transacted with the use of the Company's common stock.  Americana  executed a direct mail campaign to over 4,000 book publishers nationwide to encourage responses concerning interest in selling their companies to Americana.  As of April 15, 2000,  Americana  had received 12  communications from various quality  publishing  enterprises that have expressed  interest in a potential  sale  transaction.  Americana  has  been  actively  evaluating  these businesses  and has  issued  five  letters of  intent.  These  letters of intent indicate  to the  interested  party that  Americana  is  interested  in pursuing negotiations and entering into a formal purchase and sale agreement. Although on
June 30, 2000 formal purchase  agreements were sent to two publishers  which did not mature into executed purchase agreements, at the close of the third quarter,
Americana had  outstanding an offer to purchase  selected  assets in one closely held publisher.  As of December 15, 2000,  negotiations had been completed and a definitive  Purchase and Sale of Assets had been agreed upon with Hollis  Books,
LLC.

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

Results of Operations

Year Ended December 31, 2000 As Compared To The Same Period Of 1999

Revenues  increased  $47,212 to $56,727 for the year ending  December  31, 2000.
This increase was  attributable to  implementation  of audio book sales. In 1999 revenues were  primarily  derived from  advertising  in the Americana  Corporate
Finance Reporter,  which was not issued in 2000.  Compensation expense decreased
$33,275 as a result of fewer personnel costs to implement the Company's  website development and audio book sales plan.  Marketing expense increased  $132,647 to
$188,269  for the year 2000 as a result  of the  Company  utilizing  traditional forms of advertising for its audio book sales.  Depreciation  expense  increased
$47,476 due to the increase in acquisitions of fixed assets. Management fees for
2000 were $9,235 higher than 1999 as a result of B. H. Capital Limited arranging various financing for the Company.

Professional  fees  increased  by  $26,054  from 1999 due to  higher  accounting related fees to administrate the Company is higher operational  activity.  Other operation  expense  increased  by $324,032  primarily as a result of the Company writing off  approximately  $180,000  in prepaid  advertising  and higher  trade expenses relating to the Company's  personnel attending various industrial trade shows.

Part II.  Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Security - None

Item 3. Defaults upon Senior Securities


                          Item 7. FINANCIAL STATEMENTS

                          Independent Auditor's Report

To the Board of Directors
Americana Publishing, Inc.
Albuquerque, New Mexico

We have audited the accompany balance sheet of Americana Publishing,  Inc. as of
December 31, 2000 and 1999, and the related statements of income (loss), changes in  stockholder's  equity and cash flows for the one year period ended  December
31, 2000 and 1999.  These  statements  are the  responsibility  of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Americana Publishing,  Inc. as of December 31, 2000 and 1999 and the results of its  operations  and cash flows for the years ending  December 31, 2000 and 1999 in  conformity  with  generally accepted accounting principles.

/s/ Null Lairson CPA, PC
Houston, TX
March 29, 2001


                           Americana Publishing, Inc.
                                  Balance Sheet
                                As of December 31

ASSETS

Current Assets                                            1999           2000
                                                      -----------    -----------
    Cash                                              $   308,376        20,027
    Certificates of Deposit                               199,370        30,000
    Accounts Receivable, Net                                  892        24,747
    Prepaid                                               197,231        56,496
    Inventory                                         $         -    $   20,327
                                                      -----------    -----------
        Total Current Assets                          $   705,869    $  151,597

Property and Equipment
    Audio Equipment                                         2,558       160,217
    Database and Circulation List                          23,881       239,313
    Computer Equipment                                     48,360       128,537
    Software                                                4,014        15,953
    Furniture and Fixtures                                 20,207        47,911
    Website Development                                    36,713        43,463
    Other                                                       -        31,907
        Less:Accumulated depreciation and amortization    (26,162)      (92,399)
                                                      -----------  -------------
          Total Property and Equipment                $   109,571  $    574,902
                                                      -----------  -------------
TOTAL ASSETS                                          $   815,440  $    726,499
                                                      ===========  =============
LIABILITIES AND STOCKHOLER'S EQUITY

Current Liabilities
    Account Payable and Accrued Liabilities                3,894         71,274
                                                      ----------  --------------
             Total Liabilities, All Current           $    3,894    $    71,274

Stockholder's Equity
    Preferred Stock 20,000,000 Shares
      No Par Value, Authorized, None Issued
    Common Stock 100,000,000 Shares Authorized
       $.001 Par Value, 4,283,250, 7,822,396
       Issued and Outstanding for 1999 & 2000
       respectively                                   $    4,283    $     7,822
    Paid-In Capital                                    3,043,648      5,122,225
    Deficient Accumulated                             (2,236,385)    (4,474,822)
                                                      ----------     ----------
                                                         811,546        655,225
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $   815,440  $    726,499
                                                      ===========  ============

   The Accompanying Notes are an Integrated Part of these Financial Statements


                           Americana Publishing, Inc.
                           Statement of Income (Loss)

                                                                 Year Ending
                                     December 31, 1999         December 31, 2000
                                     -----------------         -----------------
Revenues
   Book Sales                            $          -               $    56,727
   Publishing Fees                              9,515                         -

Expenses
   Cost of Sales                                    -                    47,781
   Compensation Expense                     1,551,535                 1,518,260
   Marketing Expense                           55,622                   188,269
   Depreciation                                18,766                    66,242
   Management Fees                             33,000                    42,235
   Professional Fees                           46,694                    72,748
   Other Operating Expenses                    59,897                   370,795
                                          -----------               -----------
        Total Expenses                      1,765,514                 2,306,330

Interest Income                                 2,781                    11,166

Income (Loss) Before Income Taxes        $  (1,753,218)             $(2,238,437)

Provisions for Income Taxes                      2,589                        -
                                         -------------              ------------

Net Loss                                 $  (1,750,629)             $(2,238,437)
                                         ==============             ============

Basic and Diluted Loss Per Share         $       (0.55)             $     (0.41)
                                         ==============             ============

Weight Average Shares Outstanding            3,186,025                5,483,141
                                         ==============             ============

   The Accompanying Notes are an Integrated Part of these Financial Statements


                           Americana Publishing, Inc.
                             Statement of Cash Flows

                                               Year Ended          Year Ended
                                           December 31, 1999   December 31, 2000

Cash Flows From Operating Activities:
   Net Loss                                     $(1,750,629)        $(2,238,437)
   Adjustments to Reconcile Net Income(Loss)
   To Net Cash Provided by Operating
    Activities
       Depreciation                                  18,766              66,237
       Allowance for Bad Debt                             -             189,530
       Capital Transactions                       1,405,875             973,370
       Increase in Receivables                         (892)            (23,855)
       Increase in Prepaid                           (2,231)            (48,795)
       Increase in Accounts Payable                   3,894              67,380
       Increase in Inventory                              -             (20,227)
       Increase in Income Taxes Payable              (2,589)                  -
                                               -------------        ------------
          Total Adjustments                       1,422,823           1,203,640

Net Cash Used by Operating Activities              (327,806)         (1,034,797)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock               933,634             797,500
                                              --------------       -------------
Net Cash Provided by Financing Activities           933,634             797,500

Cash Flows From Investing Activities:
   Purchase of Property and Equipment               (98,749)           (220,422)
   Purchase of Marketable Securities               (199,370)            169,370
                                              --------------       -------------
Net Cash Used in Investing Activities              (298,119)            (51,052)
                                              --------------       -------------
Net Increase (Decrease) in Cash                     307,709            (288,349)

Cash and Cash Equivalents at Beginning
  of Period                                             667             308,376

Cash and Cash Equivalents at End of Period    $     308,376        $     20,027
                                              ==============       =============

Supplemental Disclosures:
   Interest Paid                              $           0        $          0
   Taxes Paid                                 $           0        $          0

Non-Cash Transaction
   Contribution of property and equipment in  $           0        $    311,146
   exchange for common stock

   Forgiveness of accounts payable in exchange
    for common stock                          $           0        $          0

   Contribution of advertising prepaids       $     195,000        $          0

   The Accompanying Notes are an Integrated Part of these Financial Statements


                           Americana Publishing, Inc.
                  Statement of Changes in Stockholder's Equity
                        For the Period December 31, 1998
                            Through December 31, 2000

                                         Common       Paid-In
                                         Stock        Capital     Development Stage      Total
<s>                                      <c>          <c>          <c>                  <c>
Balance December 31, 1998                $  2,535     $  510,887   $  (485,756)         $  27,666

Stock Issued During February and March
   1999 Through a Private Offering
   Memorandum 465,000 Shares                  465        232,035                          232,500
Stock Issued During November
     1999 Through a Private Offering
     Memorandum 908,250 Shares                908        698,851                          699,759
Stock Issued During November
      1999 in exchange for services
      Rendered 375,000 Shares                 375        374,625                          375,000
      Deficit Accumulated During the
      year ended December 31,1999                                   (1,750,629)        (1,750,629)
      Stock Options                                      863,250                          863,250
      Capital Contribution                      -        364,000             -            364,000
                                         --------     -----------  ------------        -----------
Balance December 31, 1999                $  4,283     $ 3,043,648  $(2,236,385)        $  811,546
                 === ====                ========     ===========  ============        ===========
Stock Issued for the Year 2000
       Through a Private Offering
       Memorandum 655,000 Shares              655         651,845                         652,500
Stock Options Exercised 600,000 Shares        600         144,400                         145,000
Stock Issued During Year
       In exchange for Services
       Rendered 201,000 Shares                201         201,299                         201,500
Stock Issued to Employees For Services
       Rendered January through December
        2000, 608,000 Shares                1,773         674,327                         676,100
Stock Issued in Exchange for Book
       Inventory Rights and Audio
       Equipment  in July 2000,
       310,146 Shares                         310         310,936                         311,146
Stock Option Expense                            -          95,770                          95,770
Net Loss                                        -               -    (2,238,437)       (2,238,437)
                                        ---------     -----------    -----------       -----------
Balance December 31, 2000                   7,822       5,122,225    (4,474,822)          655,225
                                        =========     ===========    ===========       ==========


   The Accompanying Notes are an Integrated Part of these Financial Statements

                                       17

                           Americana Publishing, Inc.
                          Notes to Financial Statements
                                December 31, 2000

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

Property and Equipment

Property and equipment  primarily consists of computer,  furniture and equipment and site  development  cost.  A  portion  of the  property  and  equipment  were contributed to the Company by the Company's chairman and majority stockholder in exchange  for  common  stock.  This  property  and  equipment  is carried at the contributors  cost basis.  Depreciation  of property  and  equipment is provided using the straight-line  method for financial  reporting purposes at rates bases on their estimated useful lives. The estimated useful life for most property and equipment is amortized over three to ten years.

Revenue Recognition

Revenue from sales of services is  recognized  when the service is performed and billable.  Revenue from sales of services to related  parties was  approximately
54% and 18% for the one-year period ending December 31, 1999 and 2000.

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

Advertising

The Company expenses advertising in the period the service was incurred. For the years ending December 31, 2000 and 1999  advertising  expense was  approximately
$58,000 and $2,000.


                           Americana Publishing, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Use of Estimates

The preparation of financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect certain  reported amounts and  disclosures.  Accordingly,  actual results could differ from those  estimates.  The most  significant  estimate made during
2000  was  its  valuation  of  the  fair  market  value  of  non-monetary  stock transaction.

Reclassifications

Certain  reclassifications were made to the 1999 financial statements to conform to the current year presentation.

Recent  Accounting  Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial  Accounting  Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging  Activities".  SFAS No. 133, as amended is effective for fiscal  years  beginning  after June 15,  2000 and  establishes  accounting  and reporting standards for derivative  instruments and for hedging activities.  The
Company did not have any derivative instruments at December 31, 2000.

In December 1999, the  Securities and Exchange  Commission  ("SEC") issued Staff
Accounting   Bulletin  ("SAB")  No.  101,  "Revenue   Recognition  in  Financial
Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting  principals to revenue recognition in financial  statements.
The Company  adopted SAB 101, as amended in the fourth  quarter of fiscal  2000.
The SAB 101 did not have a material effect on its financial  position or results of operations.

Note 2: Liquidity

The Company has historically  financed its operations through the sale of common stock,  since  inception  the Company has raised  $1.5  million in capital.  The proceeds were used for start-up activities including website development as well as other  start-up  activities.  The  Company has a working  capital  surplus of approximately  $80,323.  In addition,  the  Company's  revenues  have  increased beginning  in  December  2000 and are  expected  to be  average  at a minimum of
$20,000 per month for 2001.  The revenue  would not be adequate to cover current monthly  cash  expenditures  and would  have to be  supplemented  by  additional capital infusions,  a reduction in administrative  expenses, or a combination of both. Currently management believes revenues will increase to adequate levels to support cash  expenditures.  Management is actively pursuing  additional capital infusion.  There is no  assurance  that  adequate  revenues  will be achieved to support operations,  however,  management believes it will have adequate capital for the next twelve months.

Note 4: Related Party Transactions

In  January  2000  the  Company  entered  into  a  four-year  agreement  with  a partnership  comprised  of certain  board  members to lease 3,000 square feet of office  space,  which  is  currently  being  built  out in  accordance  with the
Company's lease specifications.  Annual lease payments will be $36,000,  $48,000 and  $60,000  for  2001,  2002 and  2003  respectively.  The year  2000 or lease payments were paid in advance.

                                       19

                           Americana Publishing, Inc.
                          Notes to Financial Statements
                                December 31, 2000

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

Employment Agreement

On January 1, 1999,  the Company  entered into an employment  agreement with its chairman and majority  stockholder.  Under the terms of the one year  agreement, which shall be  automatically  be renewed  for a period of three years  provided that either  party has not elected to  terminate  the  agreement as provided for therein, the employee shall receive a salary of $250,000 per year or 5% of gross revenue of the Company,  whichever is greater. The Company may not terminate the agreement for any reason as it relates to the employee's disability,  illness or incapacity.  Should the employee die during the term of employment,  the Company shall pay the  employee's  estate  $500,000  in fifty  monthly  installments  of
$10,000.  Subject to certain events,  including the sale of substantially all of the Company's  assets to a single  purchaser and bankruptcy,  among others,  the
Company may  terminate  the  agreement  upon 90 days written  notice and pay the employee $500,000 in twelve consecutive  monthly  installments.  With cause, the
Company may terminate the agreement  with twelve months written  notice.  During the notice period,  the employee shall be paid full  compensation and, receive a severance  allowance  of $250,000  in twelve  consecutive  monthly  installments beginning on the date of termination.  Without cause, the employee may terminate employment upon twelve months written notice to the Company.  During that period the  employee  may be  required  to perform his duties and will be paid the full compensation  described  herein up to the  termination  date and shall receive a severance  allowance  of  $250,000  which  shall  be paid in  twelve  equal  and consecutive monthly  installments  beginning on the date of termination.  Due to the  Company's  limited  liquidity,  the  employee  has waived  compensation  of
$184,000 for the year ended December 31, 1999. This  compensation was treated as a cash capital contribution. This same employee received common stock in lieu of
$101,000 in cash compensation during 2000.

Note 5: Stock Purchase Options

On January 1, 1999,  the  Company  granted to ten  individuals,  five of who are directors, options to purchase a total of 1,950,000 shares of common stock for a purchase option cost of $250 per individual.  In addition,  on December 1, 1999, the Company granted to seven individuals including one director and one employee option to purchase  705,000  shares of common  stock.  In March 2001 the Company issued one individual  approximately  98,000 shares.  The purchase price for the
1998 and 1999 grants is $.10 per share if  exercised  on or before  December 31,
1999,  $.20 per share if exercised on or before  December 31, 2000 and, $.30 per share if exercised on or before  December 31, 2001. No options were exercised or cancelled in 1999.  In 2000,  600,000  shares were  purchased at the $0.20 stock option price.

                                       20

                           Americana Publishing, Inc.
                          Notes to Financial Statements
                                December 31, 2000

                                                    1999            2000
                                                 ---------       ---------

Options outstanding                              2,655,000       2,153,000
Weighted average exercise price                      $0.20           $0.20
Weighted average fair value                          $0.23           $0.23
Weighted average contract term                           3               3
        (in years)
Options exercisable                              2,655,000       2,153,000
Weighted average exercise price                      $0.20           $0.20

For the options  relating to Directors and  employees,  the Company  applies APB
Opinion 25 and related  interpretations in accounting for its stock option plan.
As a result of their plan, although no stock options were exercised, the Company recognized  $270,626  and  $95,770 of  compensation  expense  for the year ended
December  31,  1999  and  2000,  respectively.  Had  compensation  cost  for the
Company's  purchase option plan been  determined  based on the fair value at the grant date for such options  consistent with the method of Financial  Accounting
Standards Board 123 (FAS123), the Company's net loss for the twelve months ended
December  31, 1999 and would have  increased by  approximately  $90,000 for each year.  The  effects of  applying  FAS 123 in this pro forma  disclosure  are not indicative of future  amounts.  The fair value of each option grant is estimated on the date of grant using a present  value  calculation,  risk free interest of
4.6%, no dividends and expected life of 3 years.

In the event of a merger,  sale of the  Company,  a hostile take over attempt or other sales of the Company's  asset,  each Director  previously  granted options will have the option to purchase 300,000  additional  shares for $1. The Company recognized  $117,250 of expense  relating to options granted to non-employees or directors in 1999. No such grants were made in 2000.

Stock  options  available  for future  grant  amounted  to  7,247,000  shares at
December 31, 2000.  Exercisable  stock options  amounted to 2,153,000  shares at
December 31, 2000.

Note 6:  Earnings Per Share

Basic  earnings per share are computed by dividing net loss  available to common stockholders by the weighted  average number of common shares.  Diluted earnings per share are determined on the assumption  that the  outstanding  stock options have been  converted  using the  average  price for the  quarter.  Common  stock options have been excluded from the computation of diluted earnings per share as in loss years it is anti-dilutive.

Note 7: Income Taxes

The  following  is a  reconciliation  of the income tax  provision  computed  by applying the federal statutory income tax rate to net loss before income taxes.

                                       21


                           Americana Publishing, Inc.
                          Notes to Financial Statements
                                December 31, 2000

                                              Year Ended            Year Ended
                                          December 31, 1999    December 31, 2000

    Income Tax (Benefit) Computed
     At the federal statutory rate of 35%      $(612,720)             $(783,453)
     Permanent Differences                       481,703                349,533
     Valuation Allowance                         128,428                433,920
     Tax Expense                               $  (2,589)             $       0

Net deferred income tax liability consists
  of the following at December 31,
                                                  1999                  2000
     Deferred Tax Asset
     Net operating loss carry forward          $ 128,428              $ 599,320
     Less: valuation allowance                  (128,428)              (562,348)
     Deferred Tax Liability                    $       0              $  36,972
     Depreciation and amortization             $       0              $ (36,972)
     Deferred tax liability                    $       0              $ (36,972)
                                               ---------              ----------
     Net                                       $       0              $       0
                                               =========              ==========

The Company has generated approximately  $1,712,343 in net operating costs carry forward which $13,825,  $13,000,  $340,175 and $1,345,406  expire in 2018, 2019,
2020 and 2021 respectively.

Note 8: Stock Issuances

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

During the year 2000 the  Company  sold  655,000 of common  shares for  $652,500 under  regulation  4(2).  Regulation  4(2)  provides for the sale of  restricted shares of common  stock  without the  preparation  of a  prospectus.  The shares offered cannot be sold for a period of one year.

                                       22

                           Americana Publishing, Inc.
                          Notes to Financial Statements
                                December 31, 2000

During 2000 the Company  granted  1,773,000  shares of common stock to employees for services rendered.  These shares were valued at their estimated value of the shares issued ranged from $1.00 to $0.10 per share.  Approximately  $676,000 was recorded as  compensation  with an offset to additional  paid in capital  during
2000.

In 2000 and 1999 the Company  issued  201,000 and 375,000 shares of common stock to outside  consultants and companies for services  rendered.  These shares were recorded  at the  fair  market  value  at the  time of  issuance.  Approximately
$201,000 and  $375,000  was recorded as an expense with an offset to  additional paid in capital for 2000 and 1999, respectively.

Note 9: Reserve for Bad Debt

In 1999 the Company's president  contributed  approximately  $180,000 of prepaid advertising space in a New Mexico magazine.  This company has incurred financial difficulties  and declared  bankruptcy.  The Company has reserved  100% of their
prepaid   advertising,   as  management   believes  any  recovery  is  doubtful.
Additionally, the Company has reserved $2,500 for uncollectible receivables.

Note 10: Subsequent Events

Subsequent to year-end the Company entered into an accounts receivable factoring agreement.  The  Company  will  receive a  predetermined  percentage  of elgible receivables. Either party can cancel this agreement with thirty days notice.

Note 11: Other Matters

Management's Estimate of Value (Unaudited)

The balance sheet  presents  property and equipment at the  contributor's  cost.
Management believes that certain assets have a significantly  higher fair market value than reflected on the financial statements.  Management's estimate of such value is set forth below.

Database Circulation                          485,000
Audio Equipment                               106,000
Audio Book Development                        368,000
Song Writer                                    52,500
Websites                                    1,724,000
Land                                           25,000
Stock Registration                            325,000
                                     -----------------
                                           $3,079,500
                                     =================

These  estimates  reflect  management's  judgment as to the fair market value of certain assets as of December 31, 2000.

                                       23

                           Americana Publishing, Inc.
                          Notes to Financial Statements
                                December 31, 2000

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

Quarterly Financial Summary (Unaudited)

                            March 31,    June 30,    September 30,  December 31,
                              2000         2000           2000          2000

Revenues                     16,098    $     4,093    $    10,931    $   25,605
Operating Income           (784,506)      (829,217)      (336,511)     (288,563)
Net Income                 (784,506)      (829,217)      (336,511)     (288,563)
Earnings  per share  Basic
  and Diluted                 (0.18)         (0.13)         (0.06)        (0.04)

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

There are no disagreements between Americana and the auditors.

                                    PART III
      Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 Directors and Executive Officers and Advisors to the Board of Directors

Name                            Age              Position

George Lovato, Jr.              43               CEO/Chairman/President
Don White                       49               Director/Vice President
David Poling                    72               Director/Vice President
Jay Simon                       42               Director/Secretary/Treasurer
Jerome Ruther                   67               Director
Lowell S. Fixler                67               Advisor to the Board
Philippe de La Chapelle         59               Advisor to the Board
Stedman Walker, Ltd.            N/A              Advisor to the Board/Consultant

*These persons may be deemed  "promoters" of the Company as that term is defined under the  Securities  Act of 1933,  as amended,  and the rules and  regulations promulgated thereunder. Jay Simon is Secretary/Treasurer of Americana.

                                       24

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

                                       25

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

Jay Simon

Mr.  Simon  graduated  from  UNM in 1986  with a BS in  Pharmacy.  Mr.  Simon is currently employed as Executive Director of International  Business  Development
of Syncor International  Corporation,  the worlds largest nuclear pharmaceutical
companies.   His  duties   with   Syncor   International   Corporation   involve
international  business  development.  Mr. Simon  involved in corporate  finance matters and international sales operations and vendor relations  development and is  Secretary/Treasurer  and Director of Americana.  Mr. Simon has served on the board as director and secretary/treasurer  since inception of the company, April
17,1997  and  serve on the  board  for a  period  of one  year  until  otherwise re-elected at the next annual shareholders meeting.

Jerome Ruther

Mr.  Ruther  graduated  from  Northwestern  University  in 1954 with a degree in accounting.  Later Mr. Ruther  attended  Northwestern  University Law School and graduated with jurist  doctorate and practiced law for  approximately  20 years.
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

                                       26

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

                           SUMMARY COMPENSATION TABLE

                                                          LONG TERM COMPENSATION
                     ANNUAL COMPENSATION                  AWARDS         PAYOUTS
          (a)         (b)     (c)       (d)       (e)       (f)          (g)         (h)       (i)
          <s>         <c>     <c>       <c>       <c>       <c>          <c>         <c>       <c>
                                                 Other    Restricted-  Securities    All
         Name                                    Annual
         Other
          And                                    Compen   Stock        Underlying   LTIP       Other
       Principal             Salary     Bonus    sation   Award(s)     Options      Payouts    Compen
       Position       Year     ($)       ($)       ($)       ($)                    SAR(#)     sation

     George Lovato    1998        0         0         0   285,913         0         0         0
     CEO/Director     1999   81,000         0         0         0         0         0         0
                      2000  147,000         0         0   280,000         0         0         0

       Jay Simon      1998        0         0         0     8,750         0         0         0
Sec/Treas/Director    1999        0         0         0         0         0         0         0
                      2000        0         0         0    50,000         0         0         0

     David Poling     1998        0         0         0    17,500         0         0         0
V. President/Director 1999        0         0         0    75,000         0         0         0
                      2000        0         0         0   150,000         0         0         0

     Jerome Ruther    2000        0         0    45,000         0         0         0
       Director



                                       27


Non-Cash Compensation:

1. Stock Compensation

In 2000 and 1999 the Company  issued  201,000 and 375,000 shares of common stock to outside  consultants and companies for services  rendered.  These shares were recorded  at the  fair  market  value  at the  time of  issuance.  Approximately
$201,000 and  $375,000  was recorded as an expense with an offset to  additional paid in capital for 2000 and 1999, respectively.

2.  Other Non-Cash Compensation

Non-applicable

3. Stock Option Compensation

On January 1, 1999,  the  Company  granted to ten  individuals,  five of who are directors, options to purchase a total of 1,950,000 shares of common stock for a purchase option cost of $250 per individual.  In addition,  on December 1, 1999, the Company granted to seven individuals including one director and one employee option to purchase  705,000  shares of common  stock.  In March 2001 the Company issued one individual  approximately  98,000 shares. The purchase price for both grants is $.10 per share if exercised on or before  December 31, 1999,  $.20 per share if  exercised  on or  before  December  31,  2000  and,  $.30 per share if exercised on or before December 31, 2001. No options were exercised or cancelled in 1999. In 2000, 600,000 shares were purchased at the $0.20 stock option price.
1999 2000

                                                    1999            2000
                                                 ---------       ---------
Options outstanding                              2,655,000       2,153,000
Weighted average exercise price                      $0.20           $0.20
Weighted average fair value                          $0.23           $0.23
Weighted average contract term                           3               3
                (in years)
Options exercisable                              2,655,000       2,153,000
Weighted average exercise price                      $0.20           $0.20

For the options  relating to Directors and  employees,  the Company  applies APB
Opinion 25 and related  interpretations in accounting for its stock option plan.
As a result of their plan, although no stock options were exercised, the Company recognized  $270,626  and  $95,770 of  compensation  expense  for the year ended
December  31,  1999  and  2000,  respectively.  Had  compensation  cost  for the
Company's  purchase option plan been  determined  based on the fair value at the grant date for such options  consistent with the method of Financial  Accounting
Standards Board 123 (FAS123), the Company's net loss for the twelve months ended
December  31, 1999 and would have  increased by  approximately  $90,000 for each year.  The  effects of  applying  FAS 123 in this pro forma  disclosure  are not indicative of future  amounts.  The fair value of each option grant is estimated on the date of grant using a present  value  calculation,  risk free interest of
4.6%, no dividends and expected life of 3 years.

Stock  options  available  for future  grant  amounted  to  7,247,000  shares at
December 31, 2000.  Exercisable  stock options  amounted to 2,153,000  shares at
December 31, 2000.

All Directors/Advisors/Employees

Options exercisable at December 31, 2000 for named executives were as follows:

George Lovato, Jr.                  300,000
Jay Simon                           300,000
Don White                           200,000
Jerome Ruther                        50,000
Total                               650,000

                                       28

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



                                                                                     Shares
 Name and Address of Beneficial Owner      Title of Class        Amount Owned        Beneficially
                                                                                      Owned % of
                                                                                          Class
-----------------------------------------------------------------------------------------------------------
 <s>                                           <c>                   <c>                 <c>

George Lovato, Jr                            Common               2,554,000              33%
12310 Claremont NE
Albuquerque, NM  87112

Don White                                    Common                 860,000              11%
8106 Devonwood
Huston, TX  77070

Jerome Ruther                                Common                 345,000               4%
1208 North Summit Drive
Santa Fe, NM  87501

Jay Simon                                    Common                 100,000             1.3%
5528 E. Cheryl Drive
Paradise Valley, AZ  85253

David Poling                                 Common                 555,000             7.1%
3616 San Rio Place NW
Albuquerque, NM  87107

Lowell Fixler                                Common               1,395,000              18%
1081 Sheridan Rd
Highland Park, IL  60035

Total Shares of Officers and
Directors as a Group                         Common               5,809,000            74.4%



                                       29

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

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

 3.1 (i) Articles of Incorporation
 3.1 (ii)By-Laws
10.1*Employment  Agreement dated January 1, 1999 between George Lovato, Jr. and the Company
10.2*Employment  Agreement  dated  November 1, 1999  between Don White and the
     Company
10.3 Accounts  Receivable  Financing Line dated January 18, 2000 between All Tex
     Financial and the Company
10.4* Lease Agreement between Tierra Americana Real Estate, LLC and the Company
27.1  Financial Data Schedule

* These Exhibits have been previously filed.

                                       30
</TEXT>
</DOCUMENT>

<DOCUMENT>
<TYPE> EX-10.3
<DESCRIPTION>ACCOUNTS RECEIVABLE>
<TEXT>
                                                                    Exhibit 10.3
                        PURCHASE AND SALE AGREEMENT

             AS PER ARTICLE 5069-1.14 OF THE REVISED CIVIL STATUTES
                                 STATE OF TEXAS

     THIS  AGREEMENT IS MADE BY AND BETWEEN ALL TEX  FINANCIAL,  INC.  (ALLTEX),
WHOSE ADDRESS IS 221 W. CANINO,  HOUSTON, TEXAS 77037, AND AMERICANA PUBLISHING,
INC., (SELLER), WHOSE ADDRESS IS 303 SAN MATEO NE #104A ALBUQUERQUE, NM 87108.

                                    RECITALS

     WHEREAS,   ALLTEX  IS  ENGAGED  IN  THE  BUSINESS  OF  PURCHASING  ACCOUNTS
RECEIVABLE  AND OTHER RIGHTS TO PAYMENT FROM PERSONS OR FIRMS  SELLING  GOODS OR
RENDERING  SERVICES  TO  OTHERS,  AND SELLER  DESIRES  FROM TIME TO TIME TO SELL
ACCOUNTS  RECEIVABLE  AND OTHER  RIGHTS TO ALLTEX  PURSUANT TO THE TERMS OF THIS
AGREEMENT;

                                   DEFFNITIONS

     "ACCOUNT  DEBTOR"  SHALL  MEAN THE  PARTY  OR  PARTIES  OBLIGATED  TO PAY A
RECEIVABLE.

     "AGREEMENT"  SHALL MEAN THIS PURCI-LKSE AND SALE  AGREEMENT,  TOGETHER WITH
THE SCHEDULES ATTACHED HERETO.

     "COLLATERAL"  SHALL MEAN THE ITEMS SET FORTH IN SECTION  8(A)-10(F) OF THIS
AGREEMENT.

     "DISPUTE"  SHALL MEAN ANY DISPUTE.  DEDUCTION,  CLAIM,  OFFSET,  DEFENSE OR
COUNTERCLAIM  OF ANY KIND  ASSERTED  BY AN ACCOUNT  DEBTOR AND  PERTAINING  TO-A
RECEIVABLE OR THE GOODS OR SERVICES GIVING RISE THERETO.

     "LEGAL  HOLIDAY"  SHALL  HAVE THE  MEANING  AS DEFINED IN SECTION 6 OF THIS
AGREEMENT.

     "PURCHASE  PRICE"  SHALL  HAVE THE  MEANING AS DEFINED IN SECTION 6 OF THIS
AGREEMENT.

     "RECEIVABLES"  SHALL MEAN THE ACCOUNTS  RECEIVABLE OR OTHER FORMS OF RIGHTS
TO PAYMENT DESCRIBED ON THE SCHEDULE OF ACCOUNTS ATTACHED HERETO OR AS SET FORTH
ON A  SUPPLEMENT  OF THE  SCHEDULE  OF ACCOUNTS TO BE ATTACHED IN THE FUTURE AND
SIGNED BY ALLTEX AND THE SELLER.

     "RESERVE  ACCOUNT"  SHALL HAVE THE  MEANING AS DEFINED IN SECTION 7 OF THIS
AGREEMENT.

     "RESERVE  PAYMENT  WORKSHEET"  SHALL HAVE THE  MEANING AS DEFINED  FORTH IN
SECTION 12 OF THIS AGREEMENT.

     "SELLER"  SHALL NIEAN THE ENTITY OR INDIVIDUAL  EXECUTING THIS AGREEMENT AS
THE "SELLER" ON THE SIGNATURE PAGE HEREOF

     "ALLTEX" SHALL MEAN ALL TEX  FINANCIAL,  INC., A TEXAS  CORPORATION.  "UCC"
SHALL MEAN THE TEXAS UNIFORM COMMERCIAL CODE. AGREEMENT FOR AND IN CONSIDERATION
OF  THE  MUTUAL  PROMISES  HEREIN   CONTAINED,   AND  OTHER  GOOD  AND  VALUABLE
CONSIDERATION.  THE RECEIPT  AND  SUFFICIENCY  OF WHICH IS HEREBY  ACKNOWLEDGED.
ALLTEX AND SELLER HEREBY AGREE AS FOLLOWS:

                                       1


     1. PURCHASE AND SALE OF ACCOUNTS RECEIVABLE AND OTHER RIGHTS. SELLER HEREBY
SELLS.  ASSIGNS.  TRANSFERS,  CONVEYS  AND  DELIVERS  TO ALLTEX,  AS AN OUTRIGHT
CONVEYANCE  AND NOT AS A SECURITY  INTEREST,  AND ALLTEX  HEREBY  PURCHASED  AND
ACCEPTS DELIVERY FROM SELLER,  ALL RIGHTS,  TITLE AND INTERESTS OF SELLER IN THE
RECEIVABLES  AND OTHER  FORMS OF RIGHTS TO  PAYMENT  DESCRIBED  ON  SCHEDULE  OF
ACCOUNTS ATTACHED HERETO AND MADE A PART HEREOF.  SELLER REPRESENTS AND WARRANTS
THAT TRUE AND CORRECT COPIES OF THE INVOICES FOR THE RECEIVABLES ARE ATTACHED TO
SCHEDULE OF ACCOUNTS.  FUTURE  PURCHASES  AND SALES OF ACCOUNTS  RECEIVABLE  AND
OTHER  RIGHTS  WILL BE BASED  ON THE  COMPLETION  AND  EXECUTION  OF  ADDITIONAL
SCHEDULES IN FORM SIMILAR TO SCHEDULE OF ACCOUNTS. UPON EXECUTION BY BOTH ALLTEX
AND SELLER OF SUCH A SCHEDULE,  THE ACCOUNTS RECEIVABLE  DESCRIBED THEREIN SHALL
BECOME RECEIVABLES SUBJECT IN ALL RESPECTS TO THE TERMS OF THIS AGREEMENT.

     2. RETURNED  RECEIVABLES.  SELLER HAS HEREIN  REPRESENTED  AND WARRANTED TO
ALLTEX THAT ALL  RECEIVABLES  ARE FREE AND CLEAR OF ANY DISPUTES.  SELLER HEREBY
ACKNOWLEDGES  THAT  ALLTEX  WOULD NOT  PURCHASE  ANY  RECEIVABLE  IF ALLTEX  HAD
KNOWLEDGE THAT THE SAME WAS SUBJECT TO A DISPUTE.  ALTHOUGH ALL  RECEIVABLES ARE
PURCHASED WITHOUT RECOURSE,  SELLER AGREES THAT SHOULD SELLER OR ALLTEX DISCOVER
ANY RECEIVABLES ARE SUBJECT TO A DISPUTE,  ALLTEX SHALL HAVE THE RIGHT TO RETURN
SUCH  RECEIVABLES  TO  SELLER  IN  ACCORDANCE  WITH  THIS  SECTION  2 AND  OTHER
APPLICABLE SECTIONS OF THIS AGREEMENT.  SELLER MUST IMMEDIATELY NOTIFY ALLTEX OF
ANY DISPUTES UPON RECEIPT OF ITS KNOWLEDGE  THEREOF.  UPON ALLTEX'S  ELECTION TO
RETURN AND CHARGE-BACK A RECEIVABLE SUBJECT TO A

DISPUTE,  SELLER SHALL PAY TO ALLTEX THE FACE  AIVIOLTNT OF THE INVOICE LESS ANY
PAYMENTS  THERETOFORE  RECEIVED  ON SUCH  INVOICE BY ALLTEX.  ALSO UPON  RETURN,
ALLTEX MAY, AT ITS OPTION,  TAKE ANY ONE OR MORE OF THE FOLLOWING  ACTIONS:  (A)
CHARGE THE RESERVE  ACCOUNT FOR SUCH AMOUNT,  (B) SUBTRACT  SUCH AMOUNT FROM THE
PURCHASE  PRICE  FOR THE  NEXT  RECEIVABLF  SOLD BY  SELLER  TO  ALLTEX,  OR (C)
OTHERWISE  INVOICE SELLER FOR SUCH AMOUNT,  WITH SUCH INVOICE BEING PAYABLE UPON
RECEIPT. UPON PAYMENT TO ALLTEX OF SUCH AMOUNT,  ALLTEX SHALL ASSIGN,  TRANSFER,
CONVEY, AND DELIVER SUCH RECEIVABLE TO SELLER WITHOUT RECOURSE.

                                       2

     3. TRANSFER OF RELATED  INTERESTS.  IN ADDITION TO THE RECEIVABLES,  SELLER
HEREBY  SELLS,  ASSIGNS,  TRANSFERS,  CONVEYS  AND  DELIVERS TO ALLTEX ALL OTHER
RIGHTS,  TITLE AND INTTERESTS (BUT NOT OBLIGATIONS) NOW OR HEREAFTER EXISTING IN
CONNECTION WITH THE RECEIVABLES,  INCLUDING, BUT NOT LIMITED TO, LIENS, SECURITY
INTERESTS AND GUARANTEES SECURING PAYMENT OF THE RECEIVABLES,  SELLER'S INTEREST
IN RETURNED GOODS ARISING WITH RESPECT TO THE RECEIVABLES,  AND ALL OTHER RIGHTS
REMEDIES  OF SELLER  RELATED TO THE  RECEIVABLES  SUCH AS RIGHTS OF  STOPPAGE IN
TRANSIT, REPLEVIN,  RECLAMATION AND LAWSUITS TO COLLECT THE RECEIVABLES.  IF ANY
RECEIVABLES  EVER  REPRESENTED BY A PROMISSORY NOTE OR OTHER WRITTEN EVIDENCE OF
OBLIGATION,  SELLER  SHALL  ENDORSE  AND DELIVER THE SAME TO ALLTEX AND TAKE ANY
OTHER ACTION REQUESTED BY ALLTEX TO EFFECTUATE SUCH TRANSFER.

     4. FURTHER ASSURANCES.  SELLER AGREES TO EXECUTE AND DELIVER TO ALLTEX SUCH
NOTICES OF ASSIGNMENT  AND OTHER  DOCUMENTS AS ALLTEX INLAY REQUEST FROM TIME TO
TIME TO FURTHER DOCUMENT THE SALE AND ASSIGNMENT OF RECEIVABLES HEREUNDER.

     5. TERMS - SELLER'S  CUSTOMERS.  EXCEPT AS MAY  OTHERWISE BE AGREED TO FROM
TIME TO TIME. THE TERMS OF ALL  RECEIVABLES  SHALL BE AS FOLLOWS:  AS NEGOTIATED
SELLER  SHALL NOT VARY TERMS OF SALE,  TERMS OF PAYMENT.  OR LOCATION OF PAYMENT
SET FORTH IN THE  INVOICE  RELATING TO ANY  RECEIVABLE  WITHOUT  ALLTEX'S  PRIOR
WRITTEN  CONSENT,  IT BEING  UNDERSTOOD  THAT ANY  RECEIVABLE IS THE PROPERTY OF
ALLTEX.

     6. PURCHASE  PRICE:  DISCOUNTS.  THE PURCHASE PRICE (HEREIN- SO CALLED) FOR
THE  RECEIVABLES  SHALL  BE THE  GROSS  AMOUNT  OF THE  INVOICE,  INCLUDING  ANY
MISCELLANEOUS  CHARGES SUCH AS SALES TAXES,  DELIVERY CHARGES,  AND INSTALLATION
CHARGES,  LESS ANY EARLY  PAYMENT OR  SPECIAL  DISCOUNTTS  OFFERED  TO  SELLER'S
CUSTOMERS  AS  PREVIOUSLY  DISCLOSED  TO ALLTEX.  ALLTEX  SHALL  DEDUCT FROM THE
PURCHASE PRICE A DISCOUNT  EQUAL TO 12% OF SUCH GROSS AMOUNT OF THE INVOICE.  AS
AN INDUCEMENT  FOR SELLER TO SELL ONLY INVOICES FROM WHICH PROMPT PAYMENT CAN BE
EXPECTED,  ALLTEX WILL REMIT A REBATE AS FOLLOWS.  IF ALLTEX RECEIVED PAYMENT OF
AN  INVOICE  WITHIN  39 DAYS OF THE  PURCHASE  THEREOF,  A REBATE  OF 8% WILL BE
REMITTED TO SELLER; IF ALLTEX RECEIVES PAYMENT OF AN INVOICE WITH 49 DAYS OF THE
PURCHASE THEREOF. A REBATE OF 7% WILL BE REMITTED TO SELLER; IF ALL

TEX RECEIVES  PAYMENT OF AN INVOICE WITHIN 59 DAYS OF THE PURCHASE DATE THEREOF,
A REBATE OF 6% WILL BE REMITTED TO SELLER AND TO CONTINUE AS FOLLOWS:

                        DAYS                     REBATE

                        69                       5%
                        79                       4%
                        89                       3%
                        99                       2%
                       109                       1%
                       119                       0%

THE PURCHASE  PRICE,  LESS SUCH  DISCOUNT AND LESS THE DEDUCTION FOR THE RESERVE
ACCOUNT DESCRIBED BELOW. SHALL BE PAID ONLY AFTER EXECUTION BY SELLER AND ALLTEX
OF A SCHEDULE COVERING SUCH RECEIVABLE.

     7.  PAYMENTS ON ACCOUNTS  PURCHASED-  RESERVE  ACCOUNT.  IN ADDITION TO THE
DISCOUNT  SET FORTH IN SECTION 6 HEREOF,  ALLTEX  SHALL DEDUCT FROM THE PURCHASE
PRICE OF EACH  RECEIVABLE  AN AMOUNT  EQUAL TO 18% OF THE  GROSS  AMO@I T OF THE
RECEIVABLE  TO BE  PLACED  IN A  RESERVE  ACCOUNT(HEREIN  SO  CALLED)  UNDER THE
EXCLUSIVE  CONTROL OF ALLTEX.  THE BALANCE IN THE RESERVE  ACCOUNT  SHALL AT ALL
TIMES BE  MAINTAINED  IN A  MINIMUM  ACCOUNT  EQUAL  TO NO LESS  THAN 18% OF THE
AGGREGATE GROSS AMOUNT OF ALL RECEIVABLES  OUTSTANDING AT A PARTICULAR TIME, AND
THE 18% DEDUCTION FROM THE PURCHASE PRICE DESCRIBED IN THE IMMEDIATELY PRECEDING
SENTENCE MAY BE INCREASED AS NECESSARY TO MAINTAIN  SUCH MINIMUM  BALANCE.  UPON
PREPARATION OF THE RESERVE PAYMENT WORKSHEET )AS SUCH TERM IS DEFINED IN SECTION
12 HEREOF) ALLTEX SHALL RELEASE TO SELLER AMOUNTS, IF ANY IN THE RESERVE ACCOUNT
IN EXCESS OF THE  BALANCE  REQUIRED  PURSUANT  TO THIS  SECTION  7. THE  RESERVE
ACCOUNT SHALL ACCRUE NO INTEREST.

                                       3

     8. OFFSET;  SECURITY  INTEREST.  ALLTEX IS  AUTHORIZED TO OFFSET AND CHARGE
AGAINST THE RESERVE ACCOUNT ANY AMOUNT FOR WHICH SELLER MAY BECOME  OBLIGATED TO
ALLTEX AT ANY TIME UNDER THIS AGREEMENT OR OTHERWISE.  IN ADDITION TO SUCH RIGHT
OF OFFSET AND FOR THE PURPOSE OF  SECURING  ALLTEX IN THE PAYMENT OF ANY AND ALL
SUMS OF MONEY THAT MAY BECOME DUE AND OWING TO ALLTEX FROM SELLER. SELLER HEREBY
GRANTS A FIRST  PRIORITY  LIEN AND  SECURITY  INTEREST  TO  ALLTEX IN ALL OF THE
FOLLOWING, NOW OWNED OR HEREAFTER ACQUIRED BY SELLER:

          (A) ALL  ACCOUNTS,  CONTRACT  RIGHTS AND GENERAL  INTANGIBLES  AS THEY
     RELATE TO SUCH ACCOUNTS OWNED BY SELLER, WHETHER LIQUIDATED OR UNLIQUIDATED

          (B) THE  BALANCE OF ANY DEPOSIT  ACCOUNTS,  RESERVE  ACCOUNTS,  CREDIT
     BALANCES  OR OTHER  RESERVES  OF ANY KIND  MAINTAINED  BY SELLER WITH OR BY
     ALLTEX FOR THE BENEFIT OF SELLER.

          (C) ALL  PRESENT AND FUTURE  ACCOUNTS,  GENERAL  INTANGIBLES,  CHATTEL
     PAPER, DOCUMENTS, INSTRUMENTS, CASH AND NONCASH PROCEEDS, JUDGMENTS, CLAIMS
     LAWSUITS  AND  OTHER  RIGHTS  ARISING  FROM OR BY  VIRTUE  OF,  OR FROM THE
     VOLUNTARY OR INVOLUNTARY SALE OR OTHER  DISPOSITION OF, OR COLLECTIONS WITH
     RESPECT  TO, OR  INSURANCE  PROCEEDS  PAYABLE  WITH  RESPECT  TO, OR CLAIMS
     AGAINST ANY OTHER  PERSON OR ENTITY WITH RESPECT TO, ALL OR ANY PART OF THE
     COLLATERAL.

          (D) THE RESERVE ACCOUNT.

          (E) ALL PRESENT AND FUTURE  SECURITY  FOR THE PAYMENT TO SELLER OF ANY
     OF THE  COLLATERAL  AND  GOODS  WHICH  GAVE OR WILL  GIVE  RISE TO ANY SUCH
     COLLATERAL OR ARE EVIDENCED, IDENTIFIED, OR REPRESENTED THEREIN OR THEREBY.

          (F)  PROCEEDS AND  PRODUCTS OF ANY OF THE  FOREGOING,  IN ANY FORM FOR
     SECURED PARTIES.

          (G) ALL  INVENTORY NOW OWNED OR HEREAFTER  OWNED BY SELLER,  INCLUDING
     RAW MATERIALS AND GOODS IN PROCESS.

          TERMS USED IN CLAUSES (A)  THROUGH (F) ABOVE HAVE  MEANINGS AS DEFINED
     IN THE UCC.  ALLTEX SHALL HAVE ALL THE RIGHTS AND REMEDIES  PROVIDED  UNDER
     THE UCC. UPON THE SALE TO ALLTEX OF ANY COLLATERAL,  THE SECURITY  INTEREST
     HEREIN GRANTED SHALL AUTOMATICALLY TERMINATE AND BE OF NO FURTHER FORCE AND
     EFFECT. THE TERMS OF THE PRIOR SENTENCE TO THE CONTRARY NOTWITHSTANDING, IN
     THE EVENT A  RECEIVABLE  IS  CHARGED-BACK  AS PROVIDED IN SECTION 2 HEREOF,
     SUCH ACCOUNT SHALL THEN CONSTITUTE  COLLATERAL AND BE THEN SUBJECT TO A NEW
     SECURITY  INTEREST IN FAVOR OF ALLTEX.  SELLER AGREES TO EXECUTE  FINANCING
     STATEMENTS FROM TIME TO TIME TO PERFECT ALLTEX'S  SECURITY  INTEREST IN THE
     COLLATERAL.  ALLTEX  AGREES TO  EXECUTE  UCC-3  STATEMENTS  EVIDENCING  THE
     TERMINATION OF SUCH SECURITIES  INTEREST UPON PAYMENT OF SUCH RECEIVABLE OR
     UPON TERMINATION OF THIS AGREEMENT, AS REQUESTED BY SELLER.

     9. VERIFICATION AND COLLECTION OF ACCOUNTS. SELLER HEREBY AUTHORIZES ALLTEX
TO CONTACT  ANY ACCOUNT  DEBTORS AT ANY TIME FOR  PURPOSES  OF  VERIFICATION  OR
COLLECTION OF  RECEIVABLES.  SELLER SHALL  COOPERATE  WITH ALLTEX TO THE MAXIMUM
EXTENT  POSSIBLE  TO PROVIDE  INFORMATION  NECESSARY  FOR  ALLTEX TO  ACCOMPLISH
VERIFICATION OR COLLECTION OF ANY RECEIVABLE.  SELLER SHALL PROVIDE THE ORIGINAL
INVOICE AND ANY NECESSARY  COPIES REQUIRED BY THE ACCOUNT DEBTOR AND ONE COPY TO
ALLTEX READY FOR MAILING WITH THE REQUIRED  POSTAGE TO THE ACCOUNT  DEBTOR.  ALL
INVOICES SHALL DIRECT THAT PAYMENT BE MADE TO 221 W. CANINO,  HOUSTON, TX 77037.
IF REQUESTED  BY ALLTEX,  SELLER  AGREES TO FURNISH  EVIDENCE OF SHIPMENT OF THE
RELATED  MERCHANDISE,  PERFORMANCE OF SERVICES RENDERED AND A WRITTEN ASSIGNMENT
AND  BILL OF SALE OF SUCH  RECEIVABLE,  ALL IN A FORM  SATISFACTORY  TO  ALLTEX,
INCLUDING THE ORIGINAL  PURCHASE ORDER FROM THE ACCOUNT DEBTOR.  IF REQUESTED BY
ALLTEX,  ALL  INVOICES FOR  RECEIVABLES  SHALL  PLAINLY  STATE ON THEIR FACES IN
LANGUAGE ACCEPTABLE TO ALLTEX THAT THE AMOUNTS PAYABLE THEREUNDER HAVE BEEN SOLD
TO AND ARE PAYABLE DIRECTLY TO ALLTEX. ALLTEX IS HEREBY AUTHORIZED,  IRREVOCABLY
AS LONG AS ANY  RECEIVABLE  REMAINS  UNCOLLECTED,  TO OPEN,  CASH,  ENDORSE  AND
OTHERWISE  COLLECT ALL CHECKS AND OTHER FORMS OF PAYMENT TENDERED IN PAYMENT FOR
EACH RECEIVABLE,  IN THE NAME OF AND AS ATTORNEY-IN-FACT FOR SELLER IN THE EVENT
THAT SUCH  PAYMENT  IS NOT MADE  PAYABLE TO ALLTEX.  THIS POWER OF  ATTORNEY  IS
IRREVOCABLE AND COUPLED WITH AN INTEREST. IF PAYMENT IS MADE TO SELLER UNDER ANY
CIRCUMSTANCES,  SUCH  PAYMENT  SHALL BE HELD IN TRUST BY SELLER  FOR  ALLTEX AND
SHALL NOT BE NEGOTIATED  OR  COMMINGLED  IN ANY WAY WITH ANY OF SELLER'S  FUNDS.
SELLER SHALL, WITHIN 24 HOURS AFTER RECEIPT, DELIVER ANY SUCH PAYMENTS TO ALLTEX
IN THE  ORIGINAL  FORM AS  RECEIVED  BY  SELLER.  IN THE  EVENT THE FORM OF SUCH
PAYMENT IS MADE PAYABLE TO SELLER,  SELLER SHALL ENDORSE SUCH  INSTRUMENT TO THE
ORDER OF ALLTEX.  SELLER  AGREES TO FURNISH  ALLTEX.  UPON  REQUEST  ANY AND ALL
PAPERS,  DOCUMENTS OR RECORDS OF WHATEVER NATURE RELATED DIRECTLY OR INDIRECTLY.
TO ANY RECEIVABLES.

                                       4

     10.  COLLECTION BY ALLTEX.  ALLTEX IS  AUTHORIZED,  BUT NOT  OBLIGATED,  TO
COLLECT, SUE FOR AND GIVE RELEASES FOR ALL MONIES OR OTHER ITEMS OF VALUE DUE ON
ALL RECEIVABLES. ALLTEX IS HEREBY SPECIFICALLY AUTHORIZED TO ENDORSE ALL CHECKS,
DRAFTS OR OTHER FORMS FOR  TRADEACCEPTANCES  TENDERED IN PAYMENT OF  RECEIVABLES
AND MADE PAYABLE TO SELLER.  SELLER HEREBY WAIVES NOTICE OF  NON-PAYMENT  OF ANY
RECEIVABLES AS WELL AS ALL OTHER NOTICES,  DEMANDS OR PRESENTATIONS  FOR PAYMENT
HEREINUNDER,  AND SELLER  EXPRESSLY  AGREES THAT ALLTEX MAY EXTEND OR RENEW FROM
TIME TO TIME THE  PAYMENT  OF ANY  RECEIVABLE  WITHOUT  NOTICE TO OR  CONSENT BY
SELLER.  IN THE EVENT IT BECOMES  NECESSARY FOR ALLTEX TO EMPLOY AN ATTORNEY AND
INCUR OTHER EXPENSES TO COLLECT ANY RECEIVABLE OR TO ENFORCE ANY OF THE TERMS OF
THIS AGREEMENT BY REASON OF A BREACH OR DEFAULT BY SELLER,  SELLER AGREES TO PAY
TO ALLTEX AN AMOUNT EQUAL TO ALL REASONABLE  ATTORNEYS' FEES, EXPENSES AND COSTS
INCURRED BY ALLTEX. IN THE EVENT ANY MERCHANDISE REPRESENTED BY RECEIVABLE SHALL
BE RETURNED TO OR REPOSSESSED BY THE SELLER,  SUCH MERCHANDISE  SHALL BE HELD BY
THE  SELLER IN TRUST  FOR  ALLTEX,  SEPARATE  AND APART  FROM THE  SELLER'S  OWN
PROPERTY,  AND SUBJECT TO ALLTEX'S  DIRECTIONS AND CONTROL.  WITH RESPECT TO ANY
RETURNED OR REPOSSESSED MERCHANDISE, SELLER SHALL, AT ITS SOLE COST AND EXPENSE,
(A) PROVIDE PROPER STORAGE  THEREFORE,  (B) MAINTAIN ADEQUATE INSURANCE COVERAGE
THEREON,  (C) PREPARE THE SAME FOR SALE,(D)  DEFEND TITLE THERETO,  (E) TAKE ANY
OTHER  ACTION  NECESSARY  FOR THE  PROTECTION  THEREOF,  (F) FREIGHT AND RELATED
SHIPPING COSTS, AND (G) BE RESPONSIBLE FOR ANY OTHER COSTS OR EXPENSES  INCURRED
IN CONNECTION WITH THE FOREGOING, INCLUDING, WITH LIMITATION, ATTORNEYS' FEES.

     11.  REPRESENTATIONS  AND WARRANTIES OF SELLER:  SELLER HEREBY  REPRESENTS,
WARRANTS  AND  GUARANTEES  TO  ALLTEX  THAT  THE  INFORMATION  CONTAINED  IN THE
APPLICATIONS  PREVIOUSLY SUBMITTED BY SELLER,  SELLER'S FINANCIAL STATEMENTS AND
ANY OTH ER  MATERIALS  PREVIOUSLY  SUBMITTED  IN TAX RETURNS AND PAYMENTS OF ANY
KIND DUE OR OWING HAVE BEEN FILED OR PAID, AND NO PART OF THE PURCHASE PRICE FOR
ANY  RECEIVABLE  SHALL  BE SUED TO PAY ANY  WAGE OR  SALARY  UNLESS  APPROPRIATE
WITHHOLDINGS  HAVE BEEN  DEPOSITED;  THAT  ASSIGNMENT  OF EACH  RECEIVABLE  WILL
THEREBY  INVEST IN ALLTEX'S  OWNERSHIP OF EACH  RECEIVABLE  FREE FROM ANY LIENS,
CLAIMS OR  EQUITIES OF THIRD  PARTIES;  THAT SELLER IS THE SOLE OWNER OF AND HAS
GOOD,  FREE  AND  UNENCUMBERED  TITLE TO EACH  RECEIVABLE;  THAT  EXECUTION  AND
PERFORMANCE  OF THIS  AGREEMENT  HAS  BEEN  FULLY  AUTHORIZED  BY ALL  NECESSARY
ACTIONS;  THAT NO ASSIGNMENT,  PLEDGE,  SECURITY INTEREST OR ENCUMBRANCE  EXISTS
WITH RESPECT TO ANY  RECEIVABLE;  THAT EACH RECEIVABLE IS BASED UPON A BONA FIDE
SALE OF GOODS OR  SERVICES  AND  REPRESENTS  A  COMPLETED  DELIVERY  OR COMPETED
FURNISHING  OF  PROPERTY  OF  SERVICES  IN  FULFILLMENT  OF ALL  THE  TERMS  AND
PROVISIONS OF A FULLY  EXECUTED AND UNEXPIRED  CONTRACT WITH THE ACCOUNT  DEBTOR
AND IS A VALID AND  ENFORCEABLE  OBLIGATION  OF THE  ACCOUNT  DEBTOR;  THAT EACH
ACCOUNT  DEBTOR  HAS  ACCEPTED  GOODS  OR  SERVICES  COVERED  BY THE  APPLICABLE
RECEIVABLE;  THAT ALL RECEIVABLES  ARE CURRENT,  ARE NOT PAST DUE, HAVE NOT BEEN
PAID IN  WHOLE OR IN PART,  ARE  OUTSTANDING  IN THE  AMOUNTS  REFLECTED  IN THE
SCHEDULE OF ACCOUNTS AND ARE NOT AND WILL NOT BE SUBJECT TO ANY DISPUTE OR CLAIM
AS TO PRICE,  QUALITY,  QUANTITY,  PHYSIC-AL  CONDITION,  WORKMANSHIP,  DELAY IN
SHIPMENT.  SET OFF, COUNTERCLAIM OR OTHER DEFENSE AND THAT NO PRODUCT OR SERVICE
WAS PROVIDED ON A GUARANTEED-SALE  BASIS OR BUY-BACK AGREEMENT,  AND THE ACCOUNT
DEBTOR HAS NOT AND WILL NOT CLAIM ANY DEFENSE OF ANY KIND OR CHARACTER OR OBJECT
FOR ANY REASON  WHATSOEVER  AGAINST  PAYMENT OF SUCH  RECEIVABLE;  THAT SELLER'S
CHIEF EXECUTIVE  OFFICE AND THE LOCATION WHERE ALL BOOKS AND RECORDS  PERTAINING
TO EACH RECEIVABLE ARE KEPT ARE AT THE ADDRESS SHOWN BELOW FOR NOTICE TO SELLER;
AND NO  RECEIVABLE  IS SUBJECT  TO A  DISPUTE.  SELLER  FURTHER  REPRESENTS  AND
WARRANTS THAT SELLER IS SOLVENT, PROPERLY LICENSED AND AUTHORIZED TO OPERATE THE
BUSINESS  UNDER THE TRADE NAME  REPRESENTED  WITHIN  THE  MEANING OF ANY AND ALL
APPLICABLE FEDERAL, STATE OR LOCAL LAWS; THAT NO PETITION IN BANKRUPTCY HAS BEEN
FILED BY OR  AGAINST  SELLER  NOR HAS  SELLER  FILED  ANY  PETITION  SEEKING  AN
ARRANGEMENT OF ITS DEBTS OR FOR ANY OTHER RELIEFUNDER THE BANKRUPTCY CODE OF THE
UNITED STATES;  THAT NO APPLICATION FOR APPOINTMENT OF A RECEIVER OR TRUSTEE FOR
ALL OR A SUBSTANTIAL PART OF SELLER'S  PROPERTY IS PENDING;  AND THAT SELLER HAS
MADE NO ASSIGNMENT FOR THE BENEFIT OF CREDITORS.  SELLER FURTHER  REPRESENTS AND
WARRANTS THAT SELLER IS SOLVENT, PROPERLY LICENSED AND AUTHORIZED TO OPERATE THE
BUSINESS  UNDER THE TRADE NAME  REPRESENTED  WITHIN  THE  MEANING OF ANY AND ALL
APPLICABLE FEDERAL, STATE OR LOCAL LAWS; THAT NO PETITION IN BANKRUPTCY HAS BEEN
FILED BY OR  AGAINST  SELLER  NOR HAS  SELLER  FILED  ANY  PETITION  SEEKING  AN
ARRANGEMENT  OF ITS DEBTS OR FOR ANY OTHER RELIEF UNDER THE  BANKRUPTCY  CODE OF
THE UNITED STATES;  THAT NO APPLICATION FOR APPOINTMENT OF A RECEIVER OR TRUSTEE
FOR ALL OF A SUBSTANTIAL PART OF SELLER'S  PROPERTY IS PENDING;  AND THAT SELLER
HAS NIADE NO ASSIGNMENTS FOR THE BENEFIT OF CREDITORS.  SELLER FURTHER  WARRANTS
THAT  SELLER  DOES  NOT OWN,  CONTROL  OR  EXERCISE  DOMINION  OVER,  IN ANY WAY
WHATSOEVER,  THE BUSINESS OF ANY ACCOUNT  DEBTOR AND THAT THE ACCOUNT  DEBTOR IS
SOLVENT TO THE BEST KNOWLEDGE AND INFORMATION OF SELLER. SELLER WILL NOT SELL OR
FACTOR  ACCOUNTS  EXCEPT  TO  ALLTEX  FOR  THE  PERIOD  OF THIS  AGREEMENT.  ALL
WARRANTIES  MADE BY SELLER IN THIS  PARAGRAPH OR  ELSEWHERE IN THIS  AGREEIVIENT
SHALL BE  DEEMED  REAFFIRMED  BY  SELLER  UPON  EXECUTION  OF SUCH  SUPPLEMENTAL
SCHEDULE OF ACCOUNTS HERETO.  SELLER  ACILNOWLEDGES THAT ANY KNOWING OR RECKLESS
ERROR OR OMISSION  MADE BY SELLER IN THE  REPRESENTATIONS  AND  WARRANTIES  MADE
HEREIN MAY SUBJECT SELLER TO CIVIL AND CRIMINAL PENALTIES,  IN ADDITION TO CIVIL
LIABILITY.

                                       5


     12.  RESERVE-PAYMENT  WORKSHE@T  ALLTEX  SHALL  PREPARE  AND MAIL TO SELLER
MONTHLY  RESERVE  PAYMENT   WORKSHEETS  (HEREIN  SO  CALLED)  SHOWING  AGGREGATE
OUTSTANDING   RECEIVABLES  AS  OF  THE  END  OF  THE  APPLICABLE  PERIOD,  TOTAL
COLLECTIONS  DURING THE  PERIOD,  DEBITS AND  CREDITS  TO THE  RESERVE  ACCOUNT,
PRESENT BALANCE OF THE RESERVE ACCOUNT AND DISCOUNTS CHARGED.

     13. DISPUTES:  NO ASSUMPTION OF LIABILITY ALLTEX,  INDEMNIFICATION.  SELLER
SHALL  IMMEDIATELY  NOTIFY ALLTEX OF THE ASSERTION BY ANY ACCOUNT  DEBTOR OF ANY
DISPUTE.  SELLER HAS  HERETOFORE  REPRESENTED  TO  ALLTEXTHAT  NO  RECEIVABLE IS
SUBJECT TO A DISPUTE.  THEREFORE,  SELLER SHALL SETTLE, AT ITS OWN EXPENSE,  ALL
DISPUTES,  SUBJECT TO ALLTEX'S  APPROVAL BUT ALLTEX SHALL HAVE THE RIGHT, IN ITS
DISCRETION, TO SETTLE ANY DISPUTE DIRECTLY WITH THE ACCOUNT DEBTOR INVOLVED UPON
SUCH  TERMS AS  ALLTEX  MAY  DEEM  ADVISABLE  AND AT  SELLER'S  EXPENSE.  SELLER
SPECIFICALLY  ACKNOWLEDGES  AND AGREES THAT ALLTEX IS NOT ASSUMING ANY LIABILITY
OR  OBLIGATION  OF ANY KIND TO ANY ACCOUNT  DEBTOR OR IN ANY WAY RELATING TO THE
RECEIVABLES. SELLER HEREBY REPRESENTS AND WARRANTS TO ALLTEX THAT NO RECEIVABLE,
OR ANY INVOICE, CREDIT APPLICATION, BILL, BILLING MEMORANDUM, CORRESPONDENCE, OR
ANY OTHER DOCUMENTS  RELATING TO A RECEIVABLE  CONTRACTS FOR OR CHARGES ANYTHING
OF VALUE THAT CONSTITUTES  INTEREST IN EXCESS OF THE MAXIMUM  NON-USURIOUS  RATE
ALLOWED TO BE CHARGED SUCH ACCOUNT  DEBTOR  PURSUANT TO APPLICABLE  LAW.  SELLER
ACKNOWLEDGES  THAT  ALLTEX,  AS THE OWNER OF A  RECEIVABLE,  MAY BE SUBJECT TO A
CLAIM OF USURY BY AN ACCOUNT DEBTOR IN THE EVENT AN INVOICE, CREDIT APPLICATION,
BILL  BILLING  MEMORANDUM  CORRESPONDENCE  OR OTHER  DOCUNIENT  PROVIDES FOR THE
PAYMENT  OF  INTEREST  OR ANY  OTHER  CHARGE  OR FEE  WHICH  MAY BE DEEMED TO BE
INTEREST,  WHICH IS IN  EXCESS  OF THE  MAXIMUM  NON-USURIOUS  RATE  ALLOWED  BY
APPLICABLE  LAW.  IN THE  EVENT  AN  ACCOUNT  DEBTOR  RAISES A CLAIM OF USURY IN
CONNECTION WITH A RECEIVABLE,  SUCH RECEIVABLE SHALL E DEEMED TO BE SUBJECT TO A
DISPUTE AND SUBJECT TO THE  CHARGE-BACK  PROVISIONS  OF THIS  AGREEMENT.  SELLER
SHALL PROMPTLY  INDEMNIFY AND HOLD HARMLESS  ALLTEX FROM AND AGAINST ANY AND ALL
CLAIMS,  CAUSES OF ACTION  COUNTERCLAIMS  AND OTHER LIABILITIES AND COSTS OF ANY
KIND (INCLUDING ATTORNEYS' FEES INCURRED BY ALLTEX IN CONNECTION THEREWITH) THAT
MAY BE ASSERTED  AGAINST  ALLTEX BY ANY ACCOUNT  DEBTOR OR OTHERWISE  ARISING IN
CONNECTION WITH THE RECEIVABLES, EXCEPT AS MAY BE BASED ON THE ACTS OR OMISSIONS
OF ALLTEX.

     14. BOOKS AND RECORDS.  SELLER  AGREES TO PERMIT ALLTEX ACCESS TO ALL BOOKS
AND  RECORDS OF THE  SELLER  DURING  NORMAL  BUSINESS  HOURS THAT  RELATE TO THE
COLLATERAL.

     15. TAXES. ALL TAXES AND GOVERNNIENTAL  CHARGES IMPOSED WITH RESPECT TO THE
SALES OF THE RELATED MERCHANDISE SHALL BE CHARGED TO SELLER, AND SELLER SHALL BE
LIABLE TO ALL SALES  TAXES AND OTHER  TAXES DUE IN  CONNECTION  WITH ANY SALE OR
RENDERING OF SERVICES RESULTING IN A RECEIVABLE.

     16. TERMINATION.  THIS AGREEMENT SHALL BECOME EFFECTIVE UPON FULL EXECUTION
HEREOF AND SHALL  CONTINUE IN FULL FORCE AND EFFECT UNLESS  TERMINATED BY SELLER
AS TO RECEIVABLES NOT YET PURCHASED BY DELIVERING  WRITTEN NOTICE OF TERMINATION
TO  ALLTEX  AT LEAST  THIRTY  (30) DAYS  PRIOR TO SUCH  TERNIINATION.  NOTICE OF
TERMINATION  GIVEN TO ALLTEX BY THE SELLER SHALL NOT BE  EFFECTIVE  UNTIL THIRTY
(30) DAYS AFTER ANY  OBLIGATIONS  OWING BY THE SELLER TO ALLTEX  SHALL HAVE BEEN
PAID IN FULL,  WHETHER OR NOT SUCH  OBLIGATION IS DUE OR IS TO BECOME DUE IN THE
FUTURE.   ALLTEX  MAY   IMMEDIATELY   TERMINATE  THIS  AGREEMENT  AS  TO  FUTURE
TRANSACTION,  WITHOUT NOTICE AND WITHOUT CAUSE WITHIN ITS SOLE  DISCRETION,  AND
NOTHING  CONTAINED  IN  THIS  AGREE\,,IENT  SHALL  CONSTITUTE  AN  AGREEMENT  OF
COMMITMENT  TO PURCHASE ANY ACCOUNTS  UNTIL SUCH  ACCOUNTS HAVE BEEN APPROVED BY
ALLTEX AND A SUPPLEMENTAL SCHEDULE DESCRIBING SUCH RECEIVABLES HAS BEEN EXECUTED
BY ALLTEX AND SELLER.  IN THE EVENT SELLER SHALL HAVE  BREACHED ANY PROVISION OF
THIS AGREEMENT OR ANY OTHER  AGREEMENT WITH ALLTEX,  OR IF THIS AGREEMENT  SHALL
HAVE BEEN  TERMINATED,  THE RESERVE  ACCOUNT AND ANY OTHER  MONIES,  BALANCES OR
CREDITS  OTHERWISE  DUE BY ALLTEX TO THE SELLER MAY BE  RETAINED  AND APPLIED BY
ALLTEX FROM TIME TO TIME TO REDUCE SUCH OBLIGATIONS. THE BALANCE IN THE RESERVES
ACCOUNT  SHALL NOT BE  RELEASED  TO SELLER  UNLESS ALL OF  SELLER'S  OBLIGATIONS
HEREUNDER HAVE BEEN PAID IN FULL. SELLER ACKNOWLEDGES THAT IT HAS THE OBLIGATION
HEREUNDER  TO SELL TO  ALLTEX  ONLY  RECEIVABLES  THAT ARE FREE AND CLEAR OF ANY
DISPUTE. AS PROVIDED IN SECTION 2 (A) HEREOF, ALLTEX HAS THE RIGHT TO CHARGE THE
RESERVE ACCOUNT FOR ANY RECEIVABLES THAT ARE RETURNED AND CHARGED-BACK TO SELLER
AS A RESULT OF A DISPUTE.

ACCORDINGLY,  IN THE EVENT ANY RECEIVABLE  REMAINS  UNCOLLECTED BY ALLTEX AT THE
DATE OF TERMINATION HEREOF,, THE RESERVE ACCOUNT SHALL NOT BE RELEASED TO SELLER
UNTIL SUCH TIME AS ALLTEX HAS DETERMINED, IN ITS SOLE DISCRETION, THAT THERE ARE
NO UNCOLLECTED RECEIVABLES SUBJECT TO A DISPUTE. LIKEWISE, THE SECURITY INTEREST
GRANTED TO ALLTEX BY SELLER  PURSUANT  TO SECTION 8 HEREOF  SHALL BE RELEASED BY
ALLTEX UPON DETERMINATION BY ALLTEX, IN ITS SOLE DISCRETION, THAT NO UNCOLLECTED
RECEIVABLE  IS SUBJECT TO A DISPUTE.  TERMINATION  OF THIS  AGREEMENT  SHALL NOT
EFFECT THE RIGHTS AND OBLIGATIONS OF THE PARTIES  ACCRUING WITH RESPECT TO PRIOR
TRANSACTIONS.

                                       6


     17. WAIVER.  ANY FAILURE BY ALLTEX TO EXERCISE ANY OF ITS RIGHTS HEREUNDER,
SHALL NOT BE DEEMED TO BE A WAIVER BY ALLTEX OF SUCH OR ANY OTHER RIGHTS, NOR IN
ANY MANNER IMPAIR THE  SUBSEQUENT  EXERCISE OF THE SAME OR ANY OTHER RIGHT,  AND
ANY  WAIVER BY  ALLTEX  OF ANY  DEFAULT  SHALL  NOT  CONSTITUTE  A WAIVER OF ANY
SUBSEQUENT DEFAULT.

     18. CHOICE OF LAW. THIS AGREEMENT SHALL CONSTRUED  ACCORDING TO THE LAWS OF
THE STATE OF TEXAS.

     19.  ENTIRE  AGREEMENT.  THIS  AGREEMENT  REPRESENTS  THE ENTIRE  AGREEMENT
BETWEEN  THE  PARTIES,  AND MAY NOT BE  AMENDED  OR  MODIFIED  EXCEPT BY WRITTEN
INSTRUMENT EXECUTED BY ALLTEX AND SELLER. THIS AGREEMENT SUPERSEDES AND REPLACES
ANY PRIOR AGREEMENT AMONG THE PARTIES, ORAL OR WRITTEN.

     20.  SUCCESSOR AND ASSIGNS.  THIS AGREEMENT SHALL BE BINDING UPON AND INURE
TO THE BENEFIT OF THE PARTIES HERETO AND THEIR RESPECTIVE ADMINISTRATORS.  LEGAL
REPRESENTATIVES. SUCCESSORS AND ASSIGNS.

     21. SEVERABILITY. IF ANY PROVISION OF THIS AGREEMENT SHALL, FOR ANY REASON,
BE HELD TO  VIOLATE  AND  APPLICABLE  LAW,  THEN THE  REMAINING  PORTION OF THIS
AGREEMENT SHALL REMAIN IN FULL FORCE AND EFFECT.

     22. HEADINGS,  CONSTRICTION.  THE HEADINGS  CONTAINED IN THIS AGREEMENT ARE
FOR  REFERENCE  PURPOSES  ONLY AND SHALL NOT  MODIFY OR AFFECT THE TERMS OF THIS
AGREEMENT IN ANY MANNER.

     23.  SATURDAY,  SUNDAY  OR  LEGAL  HOLIDAY.  IF ANY  DAY  PROVIDED  IN THIS
AGREEMENT  FOR THE  PERFORMANCE  OF ANY  OBLIGATION  SHOULD  FALL ON A SATURDAY,
SUNDAY OR LEGAL HOLIDAY.  THE COMPLIANCE  WITH SUCH OBLIGATION OR DELIVERY SHALL
BE DEEMED ACCEPTABLE ON THE NEXT BUSINESS DAY FOLLOWING SUCH DAY.

     24. NOTICES. - ANY NOTICE, DEMAND OR REQUEST PERMITTED, REQUIRED OR DESIRED
TO BE GIVEN  UNDER  THIS  AGREEMENT  SHALL BE IN  WRITING  AND  SHALL BE  DEEMED
EFFECTIVELY  GIVEN WHEN  ACTUALLY  HAND  DELIVERED OR WHEN SENT BY UNITED STATES
CERTIFIED OR REGISTERED MAIL, RETURN RECEIPT REQUESTED, POSTAGE PREPAID, OR SENT
BY  PRIVATE,  RECEIPTED  CARRIER  GUARANTEEING  SAME DAY OR  NEXT-DAY  DELIVERY,
ADDRESSED AS FOLLOWS:

         IF TO ALLTEX:

                ALL TEX FINANCIAL, INC.
                221 W. CANINO
                HOUSTON, TEXAS 77037

         IF TO SELLER:

                AMERICANA PUBLISHING, INC.
                303 SAN MATEO NE #104A
                ALBUQUERQUE, NM 87108

                                       7

     25.  DETERMINATION OF PURCHASE PRICE. THE PURCHASE PRICE OF THE RECEIVABLES
HAS BEEN  DETERMINED BY THE SELLER AND REPRESENTS THE FAIR MARKET VALUE THEREOF,
AFTER DUE  CONSIDEI;LATION  HAS BEEN GIVEN TO THE NATURE OF THE RECEIVABLE,  THE
PROBABILITY OF PROMPT COLLECTION  THEREOF,  THE CREDIT WORTHINESS OF THE ACCOUNT
DEBTOR,  THE PAYMENT HISTORY OF THE ACCOUNT DEBTOR AND OTHER ECONOMICAL  FACTORS
RELATIVE  TO THE  RECEIVABLES.  FURTHER,  IN  ARRIVING  AT THE  PURCHASE  PRICE,
CONSIDERATION  HAS BEEN GIVEN TO SERVICES  RENDERED  AND  SERVICES  THAT WILL BE
RENDERED IN THE FUTURE BY ALLTEX IN  CONNECTION  WITH CREDIT  INVESTIGATIONS  OF
ACCOUNT DEBTOR,  SUPERVISING AND ASSUMPTION OF CERTAIN CREDIT RISKS. THE PARTIES
HERETO ACKNOWLEDGE THAT THE PURCHASE OF THE RECEIVABLES BY ALLTEX CONSTITUTES AN
OUTRIGHT  CONVEYANCE BY THE SELLER TO ALLTEX.  NOTHING CONTAINED HEREIN, NOR ANY
COURSE OF DEALING IN THE FUTURE, SHALL BE CONSTRUED TO BE ANYTHING OTHER THAN AN
OUTRIGHT PURCHASE AND SALE OF SUCH RECEIVABLES. ALL RIGHT, TITLE AND INTEREST OF
THE SELLER HAS BEEN CONVEYED TO ALLTEX AND SUCH  TRANSACTION IS NOT SUBJECT TO A
SECURITY  INTEREST IN THE RECEIVABLES AND THE PURCI-LASE PRICE PAID TO SELLER BY
ALLTEX  CONSTITUTES  CONSIDERATION  FOR THE  ACQUISITION OF THE  RECEIVABLES AND
UNDER NO CIRCUMSTANCES SHALL BE CONSTRUED AS A LOAN AND NO CONSIDERATION  HEREIN
SET FORTH IS FOR THE USE,  FORBEARANCE OR DETENTION OF MONEY.  NOTHING CONTAINED
HEREIN  SI-LKLL BE  CONSTRUED  AS TO REQUIRE THE PAYMENT OF  INTEREST;  HOWEVER,
SHOULD A COURT OF  COMPETENT  JURISDICTION  RULE  THAT  ANY  CONSIDERATION  PAID
HEREUNDER  ARE IN FACT OR IN LAW TO BE TREATED AS  INTEREST,  IN NO EVENT  SHALL
SELLER BE  OBLIGATED  TO PAY THAT  INTEREST  AT A RATE IN EXCESS OF THE  NL@IMUM
AMOUNT  PERMITTED  BY  LAW,  AND  ALL  AGREEMENTS,  CONDITIONS  OR  STIPULATIONS
CONTAINED  HEREIN,  IF ANY,  WHICH  MAY IN ANY EVENT OR  CONTINGENCY  WHATSOEVER
OPERATE TO BIND, OBLIDAGE,  OR COMPEL SELLER TO PAY A RATE OF INTEREST EXCEEDING
THE MAXIMUM RATE OF INTEREST PERMITTED BY LAW SHALL BE WITHOUT BINDING

FORCE OR EFFECT AT LAW OR IN EQUITY TO THE EXTENT ONLY OF THE EXCESS OF INTEREST
OVER SUCH MAXIMUM RATE OF INTEREST PERMITTED BY LAW. ALSO IN SUCH EVENT,  ALLTEX
MAY "SPREAD" ALL CHARGES  CHARACTERIZED  AS INTEREST OVER THE ENTIRE TERM OF ALL
TRANSACTIONS  WITH SELLER AND WILL  REFUND TO SELLER THE EXCESS OF ANY  PAYMENTS
MADE OVER THE HIGHEST  LAWFUL RATE.  IT IS THE  INTENTION OF THE PARTIES  HERETO
THAT IN THE CONSTRUCTION  AND  INTERPRETATION  OF THIS AGREEMENT,  THE FOREGOING
SENTENCE  SHALL BE GIVEN  PRECEDENCE  OVER ANY  OTHER  AGREEMENT,  CONDITION  OR
STIPULATION HEREIN CONTAINED WHICH IS IN CONFLICT WITH SAME.

     26 JOINT AND SEVERAL OBLIGATIONS.  IF MORE THAN ONE PARTY IS EXECUTING THIS
AGREEMENT AS SELLER, EACH PARTY AGREES THAT ITS OBLIGATIONS  HEREUNDER ARE JOINT
AND  SEVERAL,  AND  THAT ITS  OBLIGATIONS  SHALL  BE NOT  RELEASED,  DIMINISHED,
IMPAIRED  OR  AFFECTED  BY THE  OCCURRENCE  OF ANY ONE OR MORE OF THE  FOLLOWING
EVENTS,  ALL OF WHICH  MAY OCCUR  WITH OUT  NOTICE  TO OR  CONSENT  OF ANY OTHER
SELLER:

          (A)  ANY  RELEASE,  PARTIAL  RELEASE,  SUBORDINATION  OR  LOSS  OF ANY
     SECURITY,  GUARANTY OR COLLATERAL AND ANY TIME EXISTING IN CONNECTION  WITH
     THE OBLIGATIONS CONTAINED HEREIN;

          (B) THE DEATH, INSOLVENCY, BANKRUPTCY, DISABILITY OR INCAPACITY OF ANY
     SELLER GUARANTOR, OR ANY OTHER PARTY NOW OR HEREAFTER OBLIGATED HEREON;

          (C) ANY RENEWAL, EXTENSION, AND/OR REARRANGEMENT OF ANY PORTION OF THE
     OBLIGATIONS CONTAINED HEREIN;

          (D) ANY NEGLECT, DELAY, OMISSION, FAILURE OR REFUSAL BY ALLTEX TO TAKE
     OR PROSECUTE  ANY ACTION FOR THE  COLLECTION  OF THE  OBLIGATIONS  PROVIDED
     HEREIN;

          (E) THE  UNENFORCEABILITY  FOR ANY  REASON  OF ALL OR ANY  PART OF THE
     OBLIGATIONS CONTAINED HEREIN AGAINST SELLER, OR OTHER PARTY;

          (F)  THE  FINDING  OF  ANY  PAYMENT  BY ANY  SELLER  TO  CONSTITUTE  A
     PREFERENCE UNDER BANKRUPTCY OR SIMILAR DEBTOR RELIEF LAW

          (G) ANY RELEASE OR PARTIAL  RELEASE OF  LIABILITY  OF ANY  SELLER,  OR
     OTHER PARTY; AND

          (H) ANY  OTHER  ACTION  THAT  MIGHT  IMPAIR  RIGHTS  IN THE  NATURE OF
     CONTRIBUTION OR SUBROGATION THAT ANY SELLER MIGHT OTHERWISE HAVE.

                                       8


     27.  TEXAS  LAW TO APPLY - VENUE.  THIS  AGREEMENT  HAS BEEN  EXECUTED  AND
DELIVERED IN AND SHALL BE CONSTRUED IN ACCORDANCE  WITH THE GOVERNED BY THE LAWS
OF THE STATE OF TEXAS AND OF THE UNITED  STATES OF AMERICA.  FOR PURPOSES OF ANY
SUIT  RELATING TO THIS  AGREEMENT,  ALLTEX AND SELLER  SUBMIT  THEMSELVES TO THE
@SDICTION  OF ANY COURT  SITTING  IN THE STATE OF TEXAS AND  FURTHER  AGREE THAT
VENLTE IN ANY SUIT ARISING OUT OF THIS  AGREEMENT OR ANY VENUE SHALL BE FIXED IN
HARRIS COUNTY,  TEXAS. FINAL JUDGMENT IN ANY SUIT SHALL BE CONCLUSIVE AND MAY BE
ENFORCED IN ANY JURISDICTION WITH IN OR WITHOUT THE UNITED STATES OF AMERICA, BY
SUIT ON THE @MENT, A CERTIFIED OR EXEMPLIFIED  COPY OF WHICH SHALL BE CONCLUSIVE
EVIDENCE OF SUCH LIABILITY.

     28. GUARANTEED MINIMUM VOLUME.  SELLER  SPECIFICALLY AGREES TO, ANYTHING TO
THE CONTRARY NOTWITHSTANDING,  FACTOR RECEIVABLES IN TOTAL DOLLAR VALUE EQUAL TO
OR GREATER THEN  $50,000.00(HEREAFTER  REFERRED TO AS "MINIMI-TM VOLUME") DURING
THE TERM OF THIS AGREEMENT AS DEFINED IN PARAGRAPH 16. SHOULD SELLER FACTOR LESS
THAN THE MIND"  VOLUME,  THE DISCOUNT  RATE  APPLICABLE TO 20% PAYABLE TO ALLTEX
SHALL APPLY.

     29. NO  OBLIGATION TO PURCHASE  FURTHER  RECEIVABLES.  SELLER  SPECIFICALLY
ACKNOWLEDGES AND AGREES THAT,  ANYTHING HEREIN TO THE CONTRARY  NOTWITHSTANDING,
ALLTEX HAS THE RIGHT TO APPROVE OR REJECT ANY OR ALL FUTURE ACCOUNTS  RECEIVABLE
PROPOSED FOR SALE UNDER THIS AGREEMENT IN ITS SOLE DISCRETION,  AND NO COURSE OF
CONDUCT OR PRIOR COURSE OF DEALING SHALL ESTABLISH ANY COMMITMENT, OBLIGATION OR
AGREEMENT TO PURCHASE FUTURE ACCOUNTS RECEIVABLE.

                    EXECUTED THIS 9th Day of February, 2001.

ALL TEX FINANCIAL, INC.

BY: /s/ George R. Speaks

NAME:  GEORGE R. SPEAKS
TITLE: PRESIDENT

AMERICANA PUBLISHING, INC.

BY: /s/ George Lovato, Jr.

NAME:  George Lovato, Jr.
TITLE: PRESIDENT

SUBSCRIBED AND SWORD TO BEFORE ME THIS 12 DAY OF FEBRUARY 2001

/S/ Dora R. Esquibel

SEAL

NOTARY PUBLIC FOR THE STATE OF TEXAS

                                       9

            ALL TEX FINANCIAL, INC., AND AMIERICANA PUBLISHING, INC.

Paragraph 8 of the aforementioned  Purchase and Sale Agreement dated February 9,
200 1, by and between All Tex Financial,  Inc., and Americana Publishing,  Inc.,
shall be amended to reflect the addition of subparagraph  (H) to paragraph 8, to read as follows:

"(H) Fifty  Thousand  (50,000)  shares of Rule 144  Restricted  common  stock in
Americana Publishing, Inc."

ALL TEX FINANCIAL, INC.

BY: /s/ George R. Speaks

George R. Speaks, President

AMERICANA PUBLISHING, INC.

By: /s/ George Lovato, Jr.

George Lovato, Jr., Chairman and CEO

                                       10
</TEXT>
</DOCUMENT>

<DOCUMENT>
<TYPE> EX-27
<DESCRIPTION>FINANCIAL DATA SCHEDULE
<TEXT>

<ARTICLE> 5



<PERIOD-TYPE>                                           12-MOS
<FISCAL-YEAR-END>                                       DEC-31-2000
<PERIOD-END>                                            JAN-01-2001
<CASH>                                                       20,027
<SECURITIES>                                                 30,000
<RECEIVABLES>                                                24,747
<ALLOWANCES>                                                      0
<INVENTORY>                                                  20,327
<CURRENT-ASSETS>                                            151,597
<PP&E>                                                      667,301
<DEPRECIATION>                                               92,399
<TOTAL-ASSETS>                                              726,499
<CURRENT-LIABILITIES>                                        71,274
<BONDS>                                                           0
<PREFERRED-MANDATORY>                                             0
<PREFERRED>                                                       0
<COMMON>                                                      7,822
<OTHER-SE>                                                  647,403
<TOTAL-LIABILITY-AND-EQUITY>                                726,499
<SALES>                                                      56,727
<TOTAL-REVENUES>                                             56,727
<CGS>                                                        47,781
<TOTAL-COSTS>                                             2,306,330
<OTHER-EXPENSES>                                                  0
<LOSS-PROVISION>                                                  0
<INTEREST-EXPENSE>                                          (11,166)
<INCOME-PRETAX>                                          (2,238,437)
<INCOME-TAX>                                                      0
<INCOME-CONTINUING>                                      (2,238,437)
<DISCONTINUED>                                                    0
<EXTRAORDINARY>                                                   0
<CHANGES>                                                         0
<NET-INCOME>                                             (2,238,437)
<EPS-BASIC>                                                    0.410
<EPS-DILUTED>                                                  0.410

</TEXT>
</DOCUMENT>
</SUBMISSION>