Form 10QSB
period 2001-03-31
AMERICANA PUBLISHING INC
filed 2001-05-16
CIK 1081751

<SUBMISSION-INFORMATION-FILE>
<TYPE>                        10QSB
<DOCUMENT-COUNT>              2
<SROS>                        NONE
<FILER>
     <CIK>                    0001081751
     <CCC>                    #MD7FUEK
</FILER>
<PERIOD>                      03/31/01
<DOCUMENT>
     <TYPE>                   10QSB
     <DESCRIPTION>            Form 10QSB
<TEXT>

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2001, there were 10,108,396 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No_____.


                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      December 31, 2000 (Audited) and
                      March 31, 2001 (Unaudited)                         3

                Condensed Statement of Income (Loss)
                      Three months ended March 31, 2001
                      and 2000                                           4

                Condensed Statements of Cash Flows
                      Three months ended March 31, 2001
                      and 2000                                           5

                Notes to Condensed Financial Statements                  6

                Independent Accountant's Report                          7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8-9

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                        10

Item 2.         Changes in Securities                                    10

Item 3.         Defaults Upon Senior Securities                          10

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 5.         Other Information                                        10

Item 6.         Exhibits and Reports on Form 8-K                         10

SIGNATURES


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                               Condensed Balance Sheet
                               For Periods Ending

                                                 March 31,        December 31,
                                                   2001               2000
Assets                                          (unaudited)        (Audited)

Current Assets
    Cash                                        $   23,767          $    20,027
    Marketable Securities                            5,000               30,000
    Inventory                                       26,468               20,237
    Accounts Receivable                             58,243               24,747
    Prepaid & Misc.                             51,013               56,496
                                                -----------       -------------
          Total Current Assets                  $  164,491        $     151,597

Property & Equipment
    Audio Equipment & Production Costs         170,708              160,217
    Database & Circulation                     239,313              239,313
    Computer Equipment                             130,722              128,537
    Software                                        19,479               15,953
    Furniture & Fixtures                        50,863               47,463
    Website Development                             43,463               43,463
    Other                                           31,907               31,907
        Less: Accumulated Depreciation
        and Amortization                          (123,166)             (92,399)
                                                -----------       -------------
        Total Property & Equipment             563,289              574,902

Total Asset                                     $  727,780          $   726,499
                                                ===========       =============
Liabilities & Stockholders Equity

Current Liabilities
    Accounts Payables                           $   63,759               19,978
    Accrued Liabilities                              7,055               51,296
                                                -----------       -------------
        Total Current Liabilities                   70,814               71,274

Stockholders Equity
    Preferred Stock 20,000,000 Shares
      No Par Value, Authorized, None Issued
    Common stock 100,000,000 Shares Authorized
      $.001 Par Value 7,812,396 & 10,108,396
      Issued and outstanding for December 31,
      2000 and March 31, 2001, respectively         10,118                7,822
    Paid-In Capital                              5,605,833            5,122,225
    Accumulated Deficit                         (4,958,985)          (4,474,822)
                                                 ----------          ----------
      Total Stockholders' Equity                   656,966              655,225

Total Liabilities & Stockholders Equity    $   752,508          $   726,499
                                               ============         ===========

                 See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                           Statement of Income (Loss)
                                 For the Period

                                          Three Months        Three Months
                                             Ended                Ended
                                         March 31, 2001      March 31, 2000

Revenues
  Audio Book Sales                          $   94,781          $   14,165
  Shipping Revenue                                   -                 698
  Advertising Revenue                                -               1,235
  Other Revenue                                     30                   -
                                            ----------         -----------
    Total Revenue                           $   94,811          $   16,098
  Cost of Goods                                 30,428               2,583
                                            ----------         -----------
Gross Profit                                $   64,383          $   13,515

Administrative Expenses
   Compensation Expense                     $  458,423          $  665,881
   Marketing Fees                               18,510              67,441
   Professional Fees                            17,999              13,896
   Management Fees                               9,000               9,000
   Depreciation                                 30,763               6,904
   Other Operating Expenses                     13,980              43,059
                                            ----------         -----------
      Total Expenses                        $  548,675          $  806,181
                                            ----------         -----------

Net Operating Income (Loss)                   (484,292)           (792,666)

Other Income/Expense
   Income Tax Expense-Deferred              $        -          $        -
   Interest Income                                 129               8,160
                                            ----------         -----------
       Total Other Income/Expense           $      129          $    8,160

Net Income (Loss)                             (484,163)           (784,506)

Weighted Average Number of Common
  Shares Outstanding                         8,893,952           4,428,527

Income (Loss) per share Basic &
   Diluted                                       (0.05)               (.18)

Dividends per Common Share                           -                   -

                See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                        Condensed Statement of Cash Flows
                                  (Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2001    March 31, 2000

Cash Flows From Operating Activities:
   Net Loss                                      $  (484,163)    $     (784,506)
   Adjustments to Reconcile Net Income(Loss)
    To Net Cash Provided by Operating
    Activities:
     Depreciation                                     30,762              6,905
     Capital Transactions                            373,402            560,995
     Increase (Decrease)in Accounts Receivable       (33,496)            51,878
     Increase (Decrease)in Prepaids                    5,483            (70,866)
     Increase (Decrease)in Accounts Payable             (460)            28,312
     Increase (Decrease)in Inventory                  (6,141)            (3,894)
                                                     --------        -----------
          Total Adjustments                          369,551            573,330
                                                     --------        -----------
Net Cash Used by Operating Activities               (114,612)          (211,176)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock                112,500            310,000
                                                     --------        -----------
Net Cash Provided by Financing                       112,500            310,000

Cash Flows From Investing Activities:
   Purchase of Property and Equipment                (19,148)          (163,863)
   Purchase of Marketable Securities                       -            (98,855)
   Sale of Marketable Securities                      25,000                  -
                                                    ---------        -----------
Net Cash Used in Investing Activities                  5,852           (262,718)

Net Increase (Decrease) in Cash                        3,740           (163,894)

Cash and Cash Equivalents at
  Beginning of Period                                 20,027            308,376
                                                     --------        -----------
Cash and Cash Equivalents at
  End of Period                                  $    23,767            144,482
                                                 =============       ===========

                See Accompanying Notes to Financial Statements.


                           AMERICANA PUBLISHING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

The unaudited  internal  condensed  financial  statements and related notes have been prepared by Americana Publishing,  Inc. (the “Company”),  and not
subject to an audit pursuant to the rules and  regulations of the Securities and
Exchange  Commission.  In the  opinion of  management,  all  adjustments  (which include  only normal  recurring  adjustments)  necessary  to present  fairly the financial  position,  results of operations and cash flows at March 31, 2001 and for all periods presented,  have been made. Certain  reclassifications have been made to the prior year to conform with the current years presentation.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been omitted. It is suggested that these condensed financial  statements be read in conjunction with the  Company´s  audited financial  statements and notes  thereto  for the fiscal  year ended  December  31,  2000.  The results of operations  for the  three  months  ended  March  31,  2001 are not  necessarily indicative of the operating results for the full year.

NOTE 2.  LIQUIDITY

The Company has historically  financed its operations through the sale of common stock.  Since  inception the Company has raised $1.6 million in equity  capital.
The proceeds were used for start-up activities  including website development as well as other start-up activities.  The Company has a working capital surplus of approximately $93,677. The Company´s revenues have average $30,000 per month for
2001.  This  revenue  has not  been  adequate  to  cover  current  monthly  cash expenditures thus requiring the Company to raise additional capital infusions to support  operations.  Currently  management  believes  revenues will increase to adequate  levels to  support  cash  expenditures.  In  addition  management  has implemented  a  plan  to  lower  cash  expenditures  and  is  actively  pursuing additional capital infusions.  There is no assurance that adequate revenues will be achieved to support operations,  however, management believes it will be able to raise additional capital, lower cash expenditures or a combination of both to maintain operations for the next twelve months.

The Company will require future financing in various forms. The Company proposes to finance  working  capital  timing  differences  with an  asset-based  line of credit.  Capital improvements should be financed by intermediate-term  debt. The
Company is not in  possession of any  commercial  bank  commitment  letters or a letter of intent from a capable underwriter at this time.

Note 3. Stock Transactions

During the first three  months of 2001 the Company  issued  1,736,000  shares of common stock to various employees and consultants.  The fair value of this stock was booked as compensation expense and consulting expense.

During the first three months of 2001 the Company sold 560,000 of common  shares for $112,500 under  regulation  4(2).  Regulation  4(2) provides for the sale of restricted  shares of common stock without the preparation of a prospectus.  The share offered in the first quarter cannot be sold for a period of one year.


                        Independent Accountant's Report

We  have  reviewed  the  accompanying   condensed  balance  sheet  of  Americana
Publishing,  Inc. as of March 31, 2001 and the related  condensed  statement  of operations  for the three and six month  periods  ending March 31, 2001 and 2000 and of cash flows for the three month  periods  ending  March 31, 2001 and 2000.
These  financial  statements  are  the  responsibility  of  the  Company´s management.

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
May 14, 2001


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

Site Development

The  americanatextbooks.com   website  design  and  operating  pages  have  been
completed.  The site  was  fully  operational  on  August  15th,  2000,  but was determined that the existing website was inadequate due to its limited database.
Therefore,  a project to prepare and install a new database was  undertaken  and completed in February, 2001.

Audio Book Development

Americana has purchased the audio production rights to over sixty (60) books. In cooperation with John Wagner Studios, Americana is currently producing recording and duplicating these books in preparation for sale to some 17,000 retail stores and 3,000 libraries around the United States. Americana has completed production and  duplicated  for  inventory  forty-five  (45) audio  books and is in various stages of production on an additional  seventeen (17) Additionally,  the results are  beginning  to show  from the  catalog  mailing  completed  during  the last quarter. Total amount of approximately $ in invoiced sales have been achieved to date.  All forty five (45) titles are  available for sale as a download from the
americanabooks.com website in addition to sales of audio tapes.

Liquidity and Capital Resources

The Company has historically  financed its operations through the sale of common stock.  Since  inception the Company has raised $1.6 million in equity  capital.
The proceeds were used for start-up activities  including website development as well as other start-up activities.  The Company has a working capital surplus of approximately $93,677. The Company´s revenues have average $30,000 per month for
2001.  This  revenue  has not  been  adequate  to  cover  current  monthly  cash expenditures thus requiring the Company to raise additional capital infusions to support  operations.  Currently  management  believes  revenues will increase to adequate  levels to  support  cash  expenditures.  In  addition  management  has implemented  a  plan  to  lower  cash  expenditures  and  is  actively  pursuing additional capital infusions.  There is no assurance that adequate revenues will be achieved to support operations,  however, management believes it will be able to raise additional capital, lower cash expenditures or a combination of both to maintain operations for the next twelve months.

The Company will require future financing in various forms. The Company proposes to finance  working  capital  timing  differences  with an  asset-based  line of credit.  Capital improvements should be financed by intermediate-term  debt. The
Company is not in  possession of any  commercial  bank  commitment  letters or a letter of intent from a capable underwriter at this time.


Capital Expenditure

During  the first  quarter  of 2001,  Americana  made  approximately  $25,400 in capital  expenditures.  The  expenditures  were for  audio  equipment,  computer equipment, computer software, and furnishings.

Acquisition

As part of the  "Integrated  Publishing  Plan" the Company  anticipates  it will acquire small sponsored book publishing  companies and list their book titles on its  website as well as list book titles they do not own,  that  complement  and enhance the consumer appeal of the catalogue  overall.  These  enterprises  will account for the  majority  of revenue of the Company in the future.  The Company has  identified  hundreds  of  potential  targets.  These  acquisitions  will be transacted  with the use of the  Company's  common stock.  Americana  executed a direct  mail  campaign to over 4,000 book  publishers  nationwide  to  encourage responses  concerning  interest in selling their  companies to Americana.  As of
April 15, 2000,  Americana had received 12  communications  from various quality
publishing   enterprises  that  had  expressed  interest  in  a  potential  sale transaction.  Americana has been actively  evaluating  these  businesses and has issued  five  letters  of  intent.  These  letters  of  intent  indicate  to the interested  party that  Americana is  interested  in pursuing  negotiations  and entering into a formal  purchase and sale  agreement.  Although on June 30, 2000 formal purchase agreements were sent to two publishers which did not mature into executed purchase agreements, at the close of the fourth quarter,  Americana had outstanding an agreement to purchase selected assets in Hollis Books, LLC. As of
December 15, 2000, negotiations had been completed and a definitive Purchase and
Sale of Assets had been agreed upon with Hollis Books, LLC. This acquisition was completed  during the first quarter of the calendar year 2001.  Additionally,  a contract was entered  between Trine  Publications,  Inc.,  and Americana for the purchase of selected  assets of Trine by Americana.  This  acquisition  was also completed in the first quarter of 2001.

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

Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter March 31, 2000

Revenue  increased from $16,098 to $94,811 as a result of additional  audio book sales. Compensation expense decreased $458,422 due to the reduction of staff and the issuance of common stock to employees and directors. Cost of goods increased to $30,428 from $2,583 due to the increase in tape  duplication.  Marketing  and other  expenses  combined  decreased  $78,010  as a result  of  management  cost reduction  program.  Depreciation  expense  increased  to  $30,163  from  $6,904 primarily  as a result of higher  property,  professional  and  management  fees remained relatively unchanged.


Part II.  Other Information

Item 1. Legal Proceedings

During the first  quarter of 2001,  Americana  Publishing,  Inc.  filed suit for breach of contract against its former securities counsel, Mr. Raul Rodriguez, to recover  50,000 shares of Rule 144 stock which had been issued to Mr.  Rodriguez in 1999 as a fee for his representation of the Corporation in SEC matters.  As a result of Mr. Rodriguez’ actions, Americana Publishing, Inc. has filed suit to recover the stock remaining in Mr. Rodriguez’  possession in addition to any profits which he attained through sale of the stock.

Item 2. Changes in Security
                None

Item 3. Defaults upon Senior Securities
                None

Item 4. Submission of Matters to a Vote of Security Holders
                None

Item 5. Other Information
                None

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
                None
        (b) Reports on Form 8-K
                None

                                   SIGNATURES

In accordance with the  requirements of the Securities  Exchange Act of 1934 the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned hereunto duly authorized.

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By:  /s/ George Lovato, Jr.
                                           -----------------------------------
        Date:  May 9, 2001                  George Lovato, Jr., CEO/Chairman

                                       10