Form 10QSB
period 2001-06-30
AMERICANA PUBLISHING INC
filed 2001-08-14
CIK 1081751

<SUBMISSION-INFORMATION-FILE>
<TYPE>                        10QSB
<DOCUMENT-COUNT>              1
<SROS>                        NONE
<FILER>
     <CIK>                    0001081751
     <CCC>                    #MD7FUEK
</FILER>
<PERIOD>                      06/30/01
<DOCUMENT>
     <TYPE>                   10QSB
     <DESCRIPTION>            Form 10QSB
<TEXT>

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, there were 10,430,396 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No_____.


                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      December 31, 2000 (Audited) and
                      June 30, 2001 (Unaudited)                         3

                Condensed Statement of Income (Loss)
                      Three months ended June 30, 2001
                      and 2000                                           4

                Condensed Statements of Cash Flows
                      Three months ended June 30, 2001
                      and 2000                                           5

                Notes to Condensed Financial Statements                  6

                Independent Accountant's Report                          7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8-9

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                        10

Item 2.         Changes in Securities                                    10

Item 3.         Defaults Upon Senior Securities                          10

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 5.         Other Information                                        10

Item 6.         Exhibits and Reports on Form 8-K                         10

SIGNATURES


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                               Condensed Balance Sheet
                               For Periods Ending

                                                 June 30,        December 31,
                                                   2001               2000
Assets                                          (unaudited)        (Audited)

Current Assets
    Cash                                        $    7,468          $    20,027
    Marketable Securities                            5,000               30,000
    Inventory                                       31,636               20,237
Accounts Receivable                                 42,123               24,837
    Prepaid & Misc.                             38,497               56,496
                                                -----------       -------------
          Total Current Assets                  $  124,724        $     151,597

Property & Equipment
    Audio Equipment & Production Costs         174,204              160,217
    Database & Circulation                     239,313              239,313
    Computer Equipment                             130,722              128,537
    Software                                        20,274               15,953
    Furniture & Fixtures                        50,864              47,463
    Website Development                             44,663               43,463
    Other                                           31,907               31,907
        Less: Accumulated Depreciation
        and Amortization                          (154,203)             (92,399)
                                                -----------       -------------
        Total Property & Equipment             537,744              574,902

Total Asset                                     $  662,468          $   726,499
                                                ===========       =============
Liabilities & Stockholders Equity

Current Liabilities
    Accounts Payables                           $   64,900               19,978
    Accrued Liabilities                             15,657               51,296
                                                -----------       -------------
        Total Current Liabilities                   80,557               71,274

Stockholders Equity
    Preferred Stock 20,000,000 Shares
      No Par Value, Authorized, None Issued
    Common stock 100,000,000 Shares Authorized
      $.001 Par Value 7,812,396 & 10,430,396
      Issued and outstanding for December 31,
      2000 and June 30, 2001, respectively          10,430                7,822
    Paid-In Capital                              5,750,718            5,122,225
    Accumulated Deficit                         (5,097,180)          (4,474,822)
                                                 ----------          ----------
      Total Stockholders' Equity                   581,911              655,225

Total Liabilities & Stockholders Equity    $   662,468          $   726,499
                                               ============         ===========

                 See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                           Statement of Income (Loss)
                                  (Unaudited)

                                       FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                           ENDED JUNE 30             ENDED JUNE 30
                                       2001            2000          2001         2000
                                      -------         -------       -------      ------
Revenues
   Audio Book Sales                   163,974          20,191      69,193         4,193
   Other Revenue                           30               -           -             -
                                      --------         -------    --------       -------
      Total Revenue                   164,004          20,191      69,193         4,193
  Cost of Goods Sold                   42,338           8,251      11,910         5,668
                                       ------           -----      --------      -------
  Gross Profit                        121,666          11,940      57,283        (1,475)

Administration Expense
  Compensation Expense                421,969       1,371,245      70,749       705,363
  Management Fees                      18,000          18,000       9,000         9,000
  Professional Fees                   166,501          26,285      41,300        12,389
  Marketing Fees                       45,706         109,887      27,196        42,446
  Depreciation                         61,802          16,824      31,039         9,920
  Other Operating Expenses             30,175          92,955      16,035        16,255
                                      -------         -------    ----------  ----------
  Total Expense                       744,153       1,635,196     195,319       795,373

Net Operating Income (Loss)          (622,487)     (1,623,256)   (138,036)     (796,848)

Other Income (Expense)
  Interest Income                         129           9,533           -         1,373
                                       --------        --------    ---------     --------
                                          129           9,533           -         1,373
                                       -------         -------     ---------     --------

Net Income (Loss) before taxes       (622,358)     (1,613,723)   (138,036)     (795,475)
   Income Tax                               -               -           -             -
                                     ---------     ----------    ---------     ---------
Net Income (Loss)                    (622,358)     (1,613,723)   (138,036)     (795,475)

Weighted Average Number
 of Common Shares Outstanding       9,606,513       4,548,755  10,311,693     4,928,085

Income (Loss) Per Share - Basic          (.07)           (.35)       (.17)         (.16)
   and Diluted

Dividends Per Common Share         $        -      $        -   $       -    $        -

                See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                        Condensed Statement of Cash Flows
                                  (Unaudited)

                                             Six Months Ended          Six Months Ended
                                              June 30, 2001              June 30, 2000
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss                                        $  (622,358)           $(1,613,722)
   Adjustments to Reconcile Net Income(Loss)
    To Net Cash Provided by Operating
    Activities:
     Depreciation                                       61,802                 16,824
     Capital Transactions                              412,703              1,196,756
     (Increase)Decrease in Accounts Receivable         (17,376)               (37,957)
     (Increase)Decrease in Prepaids                     17,999                (77,114)
     Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                         (9,283)                 7,122
     Increase (Decrease) in Inventory                  (11,399)                 8,392
     (Increase) Decrease in Marketable Securities       25,000                104,160
                                                   ------------               -------
          Total Adjustments                            479,446              1,209,791
                                                   ------------               -------
Net Cash Used by Operating Activities                 (142,912)              (403,931)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock                  155,000                310,000
   Proceeds From Borrowings                                  -                      -
                                                   ------------                ------
Net Cash Provided by Financing                         155,000                310,000

Cash Flows From Investing Activities:
   Purchase of Property and Equipment                  (24,646)              (152,750)
                                                   ------------               -------
Net Cash Used in Investing Activities                  (24,646)              (152,750)

Net Increase (Decrease) in Cash                        (12,557)              (246,681)

Cash and Cash Equivalents at
  Beginning of Period                                   20,027                308,376
                                                   ------------               -------
Cash and Cash Equivalents at
  End of Period                                          7,470            $    61,695
                                                   ============         ================
Non Cash Transactions:
  Property Plant and Equipment
   Exchanged for Common Stock                                -                100,000

Supplemental Disclosures:
    Interest Paid                                                         $         0
    Taxes Paid                                $                           $         0

                See Accompanying Notes to Financial Statements.


                           AMERICANA PUBLISHING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

The unaudited  internal  condensed  financial  statements and related notes have been prepared by Americana Publishing,  Inc. (the “Company”),  and not
subject to an audit pursuant to the rules and  regulations of the Securities and
Exchange  Commission.  In the  opinion of  management,  all  adjustments  (which include  only normal  recurring  adjustments)  necessary  to present  fairly the financial  position,  results of operations and cash flows at June 30, 2001 and for all periods presented,  have been made. Certain  reclassifications have been made to the prior year to conform with the current years presentation.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been omitted. It is suggested that these condensed financial  statements be read in conjunction with the  Company´s  audited financial  statements and notes  thereto  for the fiscal  year ended  December  31,  2000.  The results of operations for the three and six months ended June 30, 2001 are not  necessarily indicative of the operating results for the full year.

NOTE 2.  LIQUIDITY

The Company has historically  financed its operations through the sale of common stock.  Since  inception the Company has raised $1.2 million in equity  capital.
The proceeds were used for start-up activities  including website development as well as other start-up activities.  The Company has a working capital surplus of approximately $44,167. The Company´s revenues have increased significantly begininning  in December  2000.  This revenue is not  adequate to cover  current monthly cash expenditures thus requiring the Company to raise additional capital infusions to support  operations.  Currently  management  believes revenues will increase to adequate levels to support cash expenditures. In addition management has  implemented  a plan to lower cash  expenditures  and is  actively  pursuing additional capital infusions.  There is no assurance that adequate revenues will be achieved to support operations,  however, management believes it will be able to raise additional capital, lower cash expenditures or a combination of both to maintain operations for the next twelve months.

The Company will require future financing in various forms. The Company proposes to finance  working  capital  timing  differences  with an  asset-based  line of credit.  Capital improvements should be financed by intermediate-term  debt. The
Company is not in  possession of any  commercial  bank  commitment  letters or a letter of intent from a capable underwriter at this time.

Note 3. Stock Transactions

During  the first six  months of 2001 the  Company  issued  1,943,000  shares of common stock to various employees and consultants.  The fair value of this stock was booked as compensation expense and consulting expense.

During the first six months of 2001 the Company  sold  735,000 of common  shares for $155,000 under  regulation  4(2).  Regulation  4(2) provides for the sale of restricted  shares of common stock without the preparation of a prospectus.  The share offered in the six months cannot be sold for a period of one year.


                        Independent Accountant's Report

We  have  reviewed  the  accompanying   condensed  balance  sheets of  Americana
Publishing,  Inc. as of June 30, 2001 and the related  condensed  statements of operations  for the three and six month  periods  ending June 30, 2001 and 2000 and of cash flows for the six  month  periods  ending  June 30, 2001 and 2000.
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
August 14, 2001

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

On July 16, 2001 the Company executed a purchase  agreement with Corporate Media
Group and Visual Energy Studios. The Company will issue 772,000 shares of common stock  in  exchange  for  100%  of the  common  stock  of  both  companies.  The finalization  of this  agreement  is  dependant  on the approval of the board of directors.

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

Liquidity and Capital Resources

The Company has historically  financed its operations through the sale of common stock.  Since  inception the Company has raised $1.7 million in equity  capital.
The proceeds were used for start-up activities  including website development as well as other start-up activities.  The Company has a working capital surplus of approximately $44,167. The Company´s revenues have increased significantly beginning  in  December  2000 and are  expected  to be  average  at a minimum of
$30,000  per month for 2001.  This  revenue  is not  adequate  to cover  current monthly cash expenditures thus requiring the Company to raise additional capital infusions to support  operations.  Currently  management  believes revenues will increase to adequate levels to support cash expenditures. In addition management has  implemented  a plan to lower cash  expenditures  and is  actively  pursuing additional capital infusions.  There is no assurance that adequate revenues will be achieved to support operations,  however, management believes it will be able to raise additional capital, lower cash expenditures or a combination of both to maintain operations for the next twelve months.

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

The  Company  began  negotiations  in May  2001 to  acquire  the  purchase  of a privately held company located in Cleveland,  Tennessee, engaged in the business of duplicating video tapes on a contract basis.  Negotiations are continuing and the chief executive officers are both highly motivated to achieve a satisfactory share  exchange in the matter.  It is expected  that a final  document and share exchange will be executed early in the third quarter of 2001.

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

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter June 30, 2000

Revenue  increased  from $4,193 to $69,193 as a result of additional  audio book sales. Cost of goods increased to $1,910 from $5,668 due to the increase in tape duplication  Compensation  expense  decreased  $634,614 due to the  reduction of staff and the issuance of common stock to employees and directors. Marketing and other  expenses  combined  decreased  $15,470  as a result  of  management  cost
reduction  program.   Professional  fees  increased  $28,991  due  to  increased acquisition related activities. Depreciation expense increased to $ from $31,039 primarily  as a result of higher  property,  professional  and  management  fees remained relatively unchanged.

Year to Date Ended June 30, 2001 Compared to Same Period Ended June 30, 2000

Revenue  increased  from $20,191 to $164,004  primarily due to the sale of audio books. During this same period,  compensation  expense decreased from $1,371,245 to  $421,969  .  This  decrease  is a  result  of the  Company  conserving  cash resources.  Professional fees increased by $140,218 due to more acquisition type activity.  Marketing fees and other expenses combined  decreased $126,931 due to management cash expenditure reduction progra. Depreciation increased $44,978 due to higher not assets.

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

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By:  /s/ George Lovato, Jr.
                                           -----------------------------------
        Date:  August 14,2001               George Lovato, Jr., CEO/Chairman

                                       10