Form 10QSB
period 2001-09-30
AMERICANA PUBLISHING INC
filed 2001-11-20
CIK 1081751

<SUBMISSION-INFORMATION-FILE>
<TYPE>                        10QSB
<DOCUMENT-COUNT>              1
<SROS>                        NONE
<FILER>
     <CIK>                    0001081751
     <CCC>                    #MD7FUEK
</FILER>
<PERIOD>                      09/30/01
<DOCUMENT>
     <TYPE>                   10QSB
     <DESCRIPTION>            Form 10QSB
<TEXT>

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of  September  30,  2001,  there  were  12,827,396  shares  of  common  stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No_____.


                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      December 31, 2000 (Audited) and
                      September 30, 2001 (Unaudited)                     3

                Condensed Statement of Income (Loss)
                      Three months ended September 30, 2001
                      and 2000                                           4

                Condensed Statements of Cash Flows
                      Three months ended September 30, 2001
                      and 2000                                           5

                Notes to Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8-9

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                        10

Item 2.         Changes in Securities                                    10

Item 3.         Defaults Upon Senior Securities                          10

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 5.         Other Information                                        10

Item 6.         Exhibits and Reports on Form 8-K                         10

SIGNATURES


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                       Condensed (Unaudited)Balance Sheet
                               For Periods Ending
                                  (Unaudited)

                                                 September 30,     December 31,
                                                   2001               2000
Assets

    Cash                                        $  178,820          $    50,027
    Accounts Receivable                          1,004,657               24,837
    Factor Reserve                                (690,412)                   -
    Inventory                                      615,417               20,237
    Other Assets                                    29,996               56,496
                                                -----------       -------------
          Total Current Assets                  $1,138,486        $     151,597
                                                -----------       -------------

    Fixed Assets                                $5,171,036        $     667,301
    Accumulated Depreciation                    (1,542,112)             (92,399)
                                                -----------       -------------
          Total Fixed Assets                    $3,628,924        $     574,902
                                                -----------       -------------
    Total Assets                                $4,767,410        $     726,499
                                                ===========       =============

Liabilities & Equity

Current Liabilities
    Accounts Payables                           $2,595,362        $      71,274
    Taxes Payable                                   26,554                    -
    Accrued Liabilities                             29,200                    -
    Notes Payable                                  963,738                    -
                                                -----------       -------------
        Total Current Liabilities                3,614,852               71,274
                                                -----------       -------------
Stockholders Equity
    Preferred Stock 20,000,000 Shares
      No Par Value, Authorized, None Issued
    Common stock 100,000,000 Shares Authorized
      $.001 Par Value 7,812,396 & 12,827,396
      Issued and outstanding for December 31,
      2000 and September 30, 2001, respectively     12,827                7,822
    Paid-In Capital                              7,660,924            5,122,225
    Accumulated Deficit                         (6,521,193)          (4,474,822)
                                                 ----------          ----------
    Stockholders Equity                         $4,767,410        $     726,499
                                               ============       =============

                 See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                Condensed Consolidated Statement of Income (Loss)
                                  (Unaudited)

                                           NINE MONTHS ENDED          THREE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,

                                             2001         2000           2001         2000
                                             ----         ----           ----         ----
Revenues
   Sales                                  $1,665,106      40,658      $1,501,102    $  10,931
Cost of Goods Sold                         1,131,163      11,292       1,088,852        3,040
                                          ----------   ---------      ----------    ---------
  Gross Profit                            $  533,943      29,369      $  412,277    $   7,891

General and Administration Expense
    Compensation Exense                      708,113   1,872,931         286,144      521,690
    Depreciation Expense                     201,892      33,217         140,090       16,392
    Administration  Expense                  574,277     473,454         313,895      206,320
                                          ----------   ---------      ----------    ---------
    Total Operating Expense               $1,484,282   2,379,602      $  740,129    $ 744,402

Other Income (Expense)
  Interest (Income) Expense                   10,717           -          10,846            -
  Non-Operating Income                      (391,301)          -        (391,301)           -
                                         -----------   ---------      ----------    ---------
    Total Other Income(Expense)          $  (380,584)          -      $ (380,455)   $       -
                                         -----------   ---------      ----------    ---------
    Net Income (Loss)                    $  (569,755) (2,350,233)     $   52,603    (736,511)
                                         ===========   =========      ==========    =========

Weighted Average Shares Outstanding       12,493,473   4,634,208      12,613,080      797,979
Basic and Diluted Earnings
   per Share                                   (0.05)      (0.51)          (0.00)       (0.13)

                See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                            Nine Months Ended         Nine Months Ended
                                            September 30, 2001        Septenber 30, 2000
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss                                        $(569,755)             $(2,350,233)
   Adjustments to Reconcile Net Income(Loss)
    To Net Cash Provided by Operating
    Activities:
     Depreciation                                    201,892                   33,217
     Capital Transactions                            417,159                2,186,484
     (Increase)Decrease in Accounts Receivable       (21,522)                  (6,815)
     (Increase)Decrease in Prepaids                   26,500                 (73,319)
     Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                      145,191                   42,107
     Increase (Decrease) in Inventory               (222,721)                 (28,093)
                                                   ------------               -------
          Total Adjustments                          546,499                2,243,580
                                                   ------------               -------
Net Cash Used by Operating Activities                (23,256)                (106,653)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock                155,000                  310,000
Proceeds from Note Payable                            60,000
                                                   ------------                ------
Net Cash Provided by Financing                       215,000                  310,000

Cash Flows From Investing Activities:
   Purchase of Property and Equipment                (32,943)                (210,000)
                                                   ------------               -------
Net Cash Used in Investing Activities                (32,943)                (303,546)

Net Increase (Decrease) in Cash                      158,801                 (200,199)

Cash and Cash Equivalents at
  Beginning of Period                                 20,027                  308,376
                                                   ------------               -------
Cash and Cash Equivalents at
  End of Period                                    $ 178,828           $   108,177
                                                   ============         ================

                See Accompanying Notes to Financial Statements.


                           AMERICANA PUBLISHING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  Basis of Presentation

The unaudited internal condensed  consolidated  financial statements and related
notes   have   been    prepared   by    Americana    Publishing,    Inc.    (the
“Company”),  and not  subject  to an audit  pursuant  to the rules and regulations of the Securities and Exchange  Commission.  In addition the Company recently  acquired  Corporate  Media  Group,  Inc.  and  Visual  Energy  Studios
(collectively "CMG").  Securities and Exchange Commission guidelines require the
Company to disclose two years financial statements for the years ending December
31,  2001 and 2000 as well as nine  month  financial  statements  for the period
September 30, 2001 which have been subject to an independent  accountants annual audio procedures and interim review  procedures,  respectively.  The Company has engaged an  independent  accountant  to perform  such audio and review  services however  currently this work has not been  completed.  Therefore the information presented  in  this  Form  10Q in its  entirety  has  not  been  subject  to any independent  accountant  review and could  contain  material  errors that may be
discovered  during  such  audit  and  review  procedures.   In  the  opinion  of
management,  all adjustments  (which include only normal recurring  adjustments)
necessary to present  fairly the financial  position,  results of operations and cash  flows at June 30,  2001 and for all  periods  presented,  have been  made.
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

NOTE 2.  Liquidity

The Company has historically  financed its operations through the sale of common stock.  Since inception the Company has raised $ million in equity capital.  The proceeds were used for start-up activities including website development as well as other start-up activities. In July 2001 the Company acquired CMG (see note ).
As part of this acquisiiton the Company assumed certain liabilities of CMG. On a consolidated  basis the Company is  currently  not  covering  monthly  operating expenses and has been required to manage working capital to continue operations.
As of  September  30, 2001 the  Company has  negative  working  capital,  and is
required  to  obtain  additional  capital  or  refinance   substantial   current
obligations  to  continue  as  a  going  concern.  Management  is  currently  in negociations to obtain  additional  financing  however at this time no assurance can be given that this refinancing will be successful.

The Company will require future financing in various forms. The Company proposes to finance  working  capital  timing  differences  with an  asset-based  line of credit.  Capital improvements should be financed by intermediate-term  debt. The
Company is not in  possession of any  commercial  bank  commitment  letters or a letter of intent from a capable underwriter at this time.

Note 3. Common Stock

During  the first nine months of 2001 the  Company  issued 3,535,000 shares of common stock to various employees and consultants.  The fair value of this stock was booked as compensation expense and consulting expense.

During the first nine months of 2001 the Company  sold 600,000 of common  shares for $155,000 under  regulation  4(2).  Regulation  4(2) provides for the sale of restricted  shares of common stock without the preparation of a prospectus.  The share offered in the six months cannot be sold for a period of one year.

Note 4.  Acquisition

In July of  2001  the  Company  purchased  by the  issuance  of  722,000  shares
Corporate Media Group,  Inc. and Visual Energy Studios ("CMG").  CMG provides an array of services which  includes  storage,  and  marketing.  CMG provides these services and credit to various  customers  throughout  the nation.  In addition,
148,000 shares were issued to CMG vendors or employees for services rendered.

The  acquisition  of  CMG  was  accounted  for  under  the  purchase  method  of accounting.  The results of CMG have been presented in the financial  statements beginning  July 16, 2001 through  September  30,  2001.  Below is a summary of a proforma basis had CMG been acquired on January 1, 2001 and January 1, 2000.

                     Nine Months Ending September 30, 2001
              Proforma assuming a January 1, 2001 Acquisition Date

                        Americana         CMG           Combined
                        ---------       -------         --------
Revenues                $175,623        $4,561,630      $4,798,335
Cost of Goods Sold        61,082         4,035,423       4,096,505
Operating Expenses       959,187         1,276,486       2,225,673
Other (Income) Expens        159          (363,964)       (364,123)
Net Income (Loss)       (783,405)         (386,318)     (1,169,720)

                         Year Ending December 31, 2001
              Proforma Assuming a January 1, 2000 Acquisition Date

                        Americana         CMG           Combined
                        ---------       -------         --------
Revenues                $ 56,727        $11,454,397      $11,511,124
Cost of Goods Sold        47,781          9,812,669        9,869,450
Operating Expenses     2,306,330          2,833,709        5,140,039
Other (Income) Expens     11,166              6,714           17,880
Net Income (Loss)     (2,238,437)        (1,379,971)      (3,618,308)

There is no contingent payment commitment required to the acquisition.

Below is a summary are significant balance sheet items assumed by the Company at the time of the acquisition.

Accounts Receivable

CMG considers all accounts  receivable to be fully  collectible at September 30,
2001.

Debt

Debt at September 30, 2001 consisted of the following:

     Notes  payable to Catapiller Finance in monthly
        installments if $638 at 9.25% final payment
        due August 2004 collateralized by equipment                     19,752

     Note payable to Amsouth in monthly payments of $
        532 at 9.95% final payment due August 2002
        collateralized by equipment                                     11,544

     Note payable on a 2001 Yukon final payment due
        September 2004 collateralized by vehicle                        47,181
                                                                       --------
                                                                       $78,477
Line of Credit

CMG has a line of credit agreement with a bank. The line of credit expired April
1,  2001,  and is being  renewed  on a month to month  basis.  It is  secured by inventory  and accounts  receivable  and at September  30, 2001 had a balance of
$226,474.

Transactions with Related Parties

CMG  leases  its  building  from  officers  of  the  Company.  The  lease  is  a month-to-month arrangement with a current montly payment of $23,000.

Leases

CMG leases part of its equipment  under capital  leases and all of its operating facilities under an operating lease.

The economic  substance  of the capital  leases is that the Company is financing the  acquisition  of the  assets  through  the  leases  over  their  terms,  and accordingly,  they are reflected in the Company's  assets and  liabilities.  The following  is an  analysis  of the book value of the leased  assets  included in equipment at September 30, 2001:

                        Cost                            665,493

                        Accumlated Depreciation         231,200
                                                        -------
                                                        434,293

The following is a schedule by years of future minimum lease  payments  required under the capital  leases and  noncancelable  operating  leases at September 30,
2001.

                        Capital                         Noncancelable
                        Leases                        Operating Leases
                        -------                       ----------------

   Year Ending December 31,
                2001    189,150                         36,141
                2002    189,150                         35,849
                2003    137,453                         25,048
                2004     74,651                          1,282
                2005          0                              0
                        -------                         ------
                        590,404                         98,320
   Amounts representing                                 ======
     interest            80,212
                        -------
   Present value of net
     minimum lease
     payments           510,192
                        =======

Note 5.  Other Non-Operating Income

For the quarter ending  September 30, 2001,  the Company  through its subsidiary
CMG  has  $391,301  in  other  non-operating.   This  non-operating  income  was
attributable to a $175,000 gain on the settlement of an accounts payable balance and $216,301 income tax refund received and realized in late July of 2001.


Note 6.  Americana Publishing, Inc.

In the third  quarter  of 2001 the  Company  issued  two note  payables  one for
$10,000 and the other for  $50,000 to  stockholders  at a interest  rate of 30%.
Note is due September 2002.

Note 7.  Non-Cash Transactions

Summary of non-cash  transaction  for the periods ending  September 30, 2001 and
2000.

                                September 30, 2001      September 30, 2000
                                ------------------      ------------------
Acquisition of CMG with
  common stock
        Working Capital         $(1,760,681)            $               -
        Property, Plant and
           Equipment              3,201,172                             -
        Note Payable              1,130,539                             -

Other Non-Cash Transactions
        Property , Plant and
            Equipment Exchanged for common stock        $         100,000

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

The Company  recently  acquired  Corporate  Media Group,  Inc. and Visual Energy
Studios  (collectively  "CMG").  Securities and Exchange  Commission  guidelines require the Company to disclose two years  financial  statements  of CMG for the years  ending  December  31,  2001  and  2000 as well  as nine  month  financial statements  for the period  September  30,  2001  which have been  subject to an independent  accountants  annual audit procedures and interim review procedures, respectively.  The Company has engaged an independent accountant to perform such audit and review  services  however  currently this work has not been completed.
Therefore  the  information  presented  in this Form 10Q in its entirety has not been subject to any  independent  accountant  review and could contain  material errors that may be discovered during such audit and review procedures

The Company currently has limited internal and external sources of liquidity. At this time,  the  Company has no material  commitment  for capital  expenditures.
There are no known trends,  events or uncertainties  that are expected to have a material  impact  on the  net  sales  and  income  from  continuing  operations.
Americana Publishing is not subject to seasonal aspects.

Site Development

During the third quarter,  2001, an analysis was performed of the existing code.
It was determined that the existing code-base was causing intermittent errors. A determination  was made to  rebuild  the entire  website  and  database.  It was further  determined that a restructuring  of the code to permit Ingram Book Co.,
Inc., to  automatically  receive a copy of each order placed.  The rebuilding of the website and  database  and the  restructuring  of the Ingram  order code are scheduled for completion during the fourth quarter, 2001.

Audio Book Development

Americana has purchased  the audio  production  rights to over one hundred (100)
books.  In cooperation  with John Wagner  Studios,  Americana has produced forty
(40) audio  titles in 2000 and has  produced  20 new titles for the year 2001 in preparation for sale to some 17,000 retail stores, 3,000 libraries and dozens of wholesale  distributors  throughout the United  States.  Sales of audio books on hand was continued  through the third  quarter.  The total amount of in invoiced sales has been achieved to date.  All one hundred (100) titles are available for sale as a download from the  americanabooks.com  website in addition to sales of audiotapes.  Additionally,  in an effort to increase  sales,  a catalog of audio books was  completed and are  continuously  mailed to potential  wholesale  book buyers,  bookstores and libraries.  It is anticipated that audio book production will continue in the year 2001 to produce a total of twenty-five  (25) new audio book titles for the calendar year 2001.

Americana received the 2001 Audie Award from the Audio Publishers Association as the best "New Audio Book Publisher" among its 200-member trade group.

As of July 16, 2001,  Americana purchased Corporate Media Group, Inc. and Visual
Energy Studios. Corporate Media Group, Inc. is a media service company dedicated to providing duplication, replication of CD's and VHS tapes and media packaging, distribution  and  fulfillment  services to a wide range of  clients.  Since the acquisition,  Corporate  Media Group,  Inc.  produced a total of  $1,428,401  in sales. Corporate Media Group, Inc. is a wholly owned subsidiary of Americana.

Visual  Energy  Studios is a pre and  postproduction  audio and video  recording facility.  If currently  operates as a business  unit of Corporate  Media Group,
Inc. The facility currently located in Knoxville Tennessee serves a wide variety of customers.  Visual Energy Studios is a business unit of Corporate Media, Inc.
Both Corporate Media Group,  Inc. and Visual Energy Studios provide  services to
Americana as part of its vertically integrated publishing plan.

On a consolidated unaudited basis, Americana's publishing operation combined for the nine months ended  September 30, 2001 with Corporate  Media Group,  Inc. and
Visual Energy Studios sales produced  $52,603 in earnings on $1,665,106 in total sales.

Liquidity and Capital Resources

In July 2001 the Company  acquired CMG (see note 4). As part of this  acquisition the Company  assumed  certain  liabilities of CMG. On a  consolidated  bases the
Company is  currently  not  covering  monthly  operating  expenses  and has been required to manage working capital to continue  operations.  As of September 30,
2001 the Company has a negative working capital of $2,506,364 and is required to obtain  additional  capital and refinance  substantial  current  obligations  to continue as a going concern.  Management is currently in  negociations to obtain additional  refinancing however at this time no assurance can be given that this refinancing will be successful.

The Company has achieved  $1,665,106 in billed sales for the period July 1, 2001 through September 30, 2001.

The Company proposes to utilize the common stock to acquire other sponsored book publishing companies and other business enterprises.  Therefore,  active trading of the stock  will be  important  to the  principals  of the  target  companies.
Americana is very  dependent on the active  trading of its stock.  Currently the
Company's  stock has not been  actively  traded.  The Company plans on using the stock to acquire publishing companies and other enterprises that benefit growth.
If the stock  continues  to trade  flatly,  the ability of  Americana to acquire these  companies  would be  seriously  jeopardized.  The  Company  is  currently attempting  to refinance  Corporate  Media Group,  Inc.'s  equipment in order to consolidate  some  current  liabilities  through  a  long-term  loan of  between
$600,000-800,000.  Further, the Company is attempting to raise capital through a unit equity  offering,  which could raise $262,250 and potentially with warrants an  additional  $800,000.  Without  financing,  it would be  difficult  to cover working capital requirements and future capital  expenditures.  No assurance can be given that the stock will be actively  traded or that  Americana will be able to complete these financings.

Capital Expenditure

During  the third  quarter  of 2001,  Americana  made  approximately  $33,000 in capital  expenditures.  The  expenditures  were for  audio  equipment,  computer equipment, computer software, and furnishings.

Acquisition

As part of the  "Integrated  Publishing  Plan" the Company  anticipates  it will acquire small sponsored book publishing  companies and list their book titles on its  website as well as list book  titles not owned by  Americana  or any of its subsidiaries,  that  complement and enhance the consumer appeal of the catalogue overall.  These  enterprises  will  account  for the  majority of revenue of the
Company in the future. The Company has identified hundreds of potential targets.
These  acquisitions  will be  transacted  with the use of the  Company's  common stock.  As of April 15,  2000,  Americana  had received 12  communications  from various  quality  publishing  enterprises  that  had  expressed  interest  in  a potential  sale  transaction.  Americana  has  been  actively  evaluating  these businesses  and has issued  three  letters of  intent.  These  letters of intent indicate  to the  interested  party that  Americana  is  interested  in pursuing negotiations  and  entering  into a formal  purchase and sale  agreement.  As of
December 15, 2000, negotiations had been completed and a definitive Purchase and
Sale of Assets had been agreed upon with Hollis Books, LLC. This acquisition was completed during the first quarter of the calendar year 2001.

Further,  negotiations  were initiated during the first quarter 2001 to purchase selected  assets of Trine  Publishing,  Inc.  The sale and purchase of the Trine
Publishing assets was completed during the first quarter 2001.

The Company  began  negotiations  in May 2001 to acquire by purchase a privately held  company  located in  Chattanooga,  Tennessee,  engaged in the  business of duplicating  video  and  audiotapes  on  a  contract  basis.  Negotiations  were successful  and a  definitive  agreement  for  Americana  Publishing,  Inc.,  to purchase all of the  outstanding  shares of Corporate  Media  Group,  Inc.,  was executed  by both  parties on July 16,  2001.  All  documentation  was  prepared relating to the share  purchase  and  Articles  of Exchange  were filed with the
Secretary of State of the State of Colorado finalizing the transaction on August
28, 2001.

The  Company  additionally  intends to acquire a heat set web press  company and book  binding  company.  The  Company is in  negotiation  with  three  potential candidates. These enterprises will continue to complete the vertically integrate production  and control of quality audio books as well as re-print books for its family of over 100  publishers now supplying  books through  americanabooks.com.
The Company currently has upgraded its existing  recording studio to accommodate digital  equipment.  This currently  serves as an additional  facility to record audio  books.  The  Company  also has  access to Visual  Energy  Studios  and is actively utilizing their capabilities and facilities.

Results of Operations

Results of operations for the three months ending September 30, 2001 as compared to the same period 2000.

Revenue increased to $1,501,102 for the three months ending September 30, 201 as compared to $10,931 the comparable period of 2000.  Approximately $1,428,000 was related to CMG and $62,000 was due to increases in audio book sales.

Cost of goods sold  increased to  $1,088,852  for the nine month  period  ending
September  30,  2001 as compared  to $3,040 for the  comparable  period of 2000.
Approximately  $1,070,000  of the  increase was due to the CMG  acquisition  and approximately $15,812 was due to increase in audio book sales mentioned above.

Compensation  expense increased to $286,144 for the nine months ending September
30,  2001 as compared  to  $521,690  for the same period of 2000.  A decrease of
$422,281 for compensation  expense of prior to the acquisition of CMG was due to stock  compensation  being reduced due to a decrease in the Company stock price.
CMG's compensation expense was $186,735 since the acquisition.

Administration  expense  decreased  to  $313,895  for  the  nine  months  ending
September 30, 2001 compared to $206,320. The pre-acquisition decrease of $65,012 was caused  primarly  by the  Company's  cost  redution  effort,  which began in
January 2001.  This decrease was offset by $172,589  increase as a reslut of the acquisiton of CMG.

Other  income  (expense)  increased  to  $380,455  for the  nine  months  ending
September  30, 2001 as compared to an expense of $656 during the period of 2000.
The increase was primarly due to $175,000 of an foregiveness to accounts payable
$216,301 in realized in returns.  The  combined  offset was a result of interset expense.

Year to Date Ended  September 30, 2001 Compared to Year to Date Ended  September
30, 2000

Revenues  increased to $1,665,106 for the nine months ending  September 30, 2001 as  compared  to  $40,658  for the  comparable  period  of  2000.  Approximately
$1,428,000 was due to the CMG acquisition and approximately  $236,000 was due to increas in audio book sales.

Cost of goods sold  increased to  $1,131,163  for the nine month  period  ending
September   30,  2001  as  compared  to  $11,292  for  the   comparable   period
approximately  $1,070,000  was  due to the  CMG  acquisition  and  approximately
$50,000 was due to increased audio book sales mentioned above.

Compensation expense decreased to $708, 113 for the nine months ending September
30, 2001 as compared to  $1,872,931  for the same period of 2000.  A decrease of
$1,351,553 for compensation  expense  $1,872,931 prior to the acquisition of CMG was due to stock  compensation  being reduced by a decrease in the Company stock price. CMG's compensation expense was $186,735 since the acquisition.

Administration  expense  decreased  to  $574,277  for  the  nine  months  ending
September  30,  2001  compared  to  $473,454.  The  pre-acquisition  decrease of
$71,766 was eliminated by the Company's  cost  reduction  effort which began in
January 2001.  This decrease was offset by $172,589  increase as a result of the acquisition of CMG.

Other income(expense) increased to $380,584 for the nine months ending September
30,  2001 as  compared  to an  expense  of $0 in the same  period  of 2000.  The increase was primarily due to $175,000 of an forgiveness of accounts payable and
$216,301  increased  federal tax refunds  the  remaining  offset was a result of interest expense.

Part II.  Other Information

Item 1.  Legal  Proceedings  - During  the  first  quarter  of  2001,  Americana
Publishing,  Inc.,  filed  suit  for  breach  of  contract  against  its  former securities  counsel,  Mr. Raul  Rodriguez,  to recover 50,000 shares of Rule 144 stock,  which  had  been  issued  to Mr.  Rodriguez  in  1999  as a fee  for his representation  of the Corporation in SEC matters.  As a result of Mr. Rodriguez actions,  Americana  Publishing,  Inc,  has  filed  suit to  recover  the  stock remaining  in Mr.  Rodriguez  possession  in addition  to any  profits  which he attained  through  the sale of the stock.  The suit is still in  progress in the
United States District Court for the District of New Mexico.

Item 2. Changes in Security - None

Item 3. Defaults upon Senior Securities - None

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

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By:  /s/ George Lovato, Jr.
                                           -----------------------------------
        Date:  November 19, 2001           George Lovato, Jr., CEO/Chairman

                                       10