Form 10QSB/A
period 2001-09-30
AMERICANA PUBLISHING INC
filed 2001-11-20
CIK 1081751

<SUBMISSION-INFORMATION-FILE>
<TYPE>                        10QSB/A
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of  September  30,  2001,  there  were  11,347,396  shares  of  common  stock outstanding.

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
Stockholders Equity
    Preferred Stock 20,000,000 Shares
      No Par Value, Authorized, None Issued
    Common stock 100,000,000 Shares Authorized
      $.001 Par Value 7,812,396 & 11,347,396
      Issued and outstanding for December 31,
      2000 and September 30, 2001, respectively     11,347                7,822
    Paid-In Capital                              7,662,404            5,122,225
    Accumulated Deficit                         (6,521,193)          (4,474,822)
                                                 ----------          ----------
    Total Liabilities and Stockholders Equity   $4,767,410        $     726,499
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