Form 10QSB/A
period 2001-09-30
AMERICANA PUBLISHING INC
filed 2001-12-07
CIK 1081751

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

SIGNATURES


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                       Condensed (Unaudited)Balance Sheet
                               For Periods Ending
                                  (Unaudited)

                                                 September 30,     December 31,
                                                   2001               2000
Assets

    Cash                                        $  178,828          $    50,027
    Accounts Receivable, Net                       908,657               24,837
    Factor Reserve                                (690,412)                   -
    Inventory                                      418,083               20,237
    Other Assets                                    29,996               56,496
                                                -----------       -------------
          Total Current Assets                  $  845,152        $     151,597
                                                -----------       -------------

    Fixed Assets                                $5,171,036        $     667,301
    Accumulated Depreciation                    (1,467,112)             (92,399)
                                                -----------       -------------
          Total Fixed Assets                    $3,703,924        $     574,902
                                                -----------       -------------
    Total Assets                                $4,549,076        $     726,499
                                                ===========       =============

Liabilities & Equity

Current Liabilities
    Accounts Payables                           $2,595,362        $      71,274
    Taxes Payable                                   26,552                    -
    Accrued Liabilities                             29,200                    -
    Notes Payable                                  941,123                    -
                                                -----------       -------------
        Total Current Liabilities                3,592,237               71,274
                                                -----------       -------------
Stockholders Equity
    Preferred Stock 20,000,000 Shares
      No Par Value, Authorized, None Issued
    Common stock 100,000,000 Shares Authorized
      $.001 Par Value 7,812,396 & 11,347,396
      Issued and outstanding for December 31,
      2000 and September 30, 2001, respectively     11,347                7,822
    Paid-In Capital                              7,662,404            5,122,225
    Accumulated Deficit                         (6,716,912)          (4,474,822)
                                                 ----------          ----------
    Total Liabilities and Stockholders Equity   $4,549,076        $     726,499
                                               ============       =============

                 See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                Condensed Consolidated Statement of Income (Loss)
                                  (Unaudited)

                                           NINE MONTHS ENDED          THREE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,

                                             2001         2000           2001         2000
                                             ----         ----           ----         ----
Revenues
   Sales                                  $1,665,106      40,658      $1,501,102    $  10,931
Cost of Goods Sold                         1,156,163      11,292       1,113,825        3,040
                                          ----------   ---------      ----------    ---------
  Gross Profit                            $  508,943      29,369      $  387,277    $   7,891

General and Administration Expense
    Compensation Exense                      708,113   1,872,931         286,144      521,690
    Depreciation Expense                     181,120      33,217         119,318       16,392
    Administration  Expense                  635,122     473,454         374,740      206,320
                                          ----------   ---------      ----------    ---------
    Total Operating Expense               $1,524,355   2,379,602      $  780,202    $ 744,402

Other Income (Expense)
  Interest (Income) Expense                   13,670           -          13,799            -
  Non-Operating Income                      (230,875)          -        (230,875)           -
                                         -----------   ---------      ----------    ---------
    Total Other Income(Expense)          $  (217,205)          -      $ (217,076)   $       -
                                         -----------   ---------      ----------    ---------
    Net Income (Loss)                    $  (798,207) (2,350,233)     $ (175,849)   (736,511)
                                         ===========   =========      ==========    =========

Weighted Average Shares Outstanding       11,135,066   4,634,208      11,253,373      797,979
Basic and Diluted Earnings
   per Share                                   (0.07)      (0.51)          (0.02)       (0.13)

                See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                            Nine Months Ended         Nine Months Ended
                                            September 30, 2001        Septenber 30, 2000
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss                                        $(798,207)             $(2,350,233)
   Adjustments to Reconcile Net Income(Loss)
    To Net Cash Provided by Operating
    Activities:
     Depreciation                                    181,120                   33,217
     Capital Transactions                            417,159                2,186,484
     (Increase)Decrease in Accounts Receivable        74,487                   (6,815)
     (Increase)Decrease in Prepaids                   26,500                 (73,319)
     Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                      145,191                   42,107
     Increase (Decrease) in Inventory                (99,506)                 (28,093)
                                                   ------------               -------
          Total Adjustments                          774,951                2,243,580
                                                   ------------               -------
Net Cash Used by Operating Activities                (23,256)                (106,653)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock                155,000                  310,000
Proceeds from Note Payable                            60,000
                                                   ------------                ------
Net Cash Provided by Financing                       215,000                  310,000

Cash Flows From Investing Activities:
   Purchase of Property and Equipment                (32,943)                (210,000)
                                                   ------------               -------
Net Cash Used in Investing Activities                (32,943)                (303,546)

Net Increase (Decrease) in Cash                      158,801                 (200,199)

Cash and Cash Equivalents at
  Beginning of Period                                 20,027                  308,376
                                                   ------------               -------
Cash and Cash Equivalents at
  End of Period                                    $ 178,828              $   108,177
                                                   ============         ================

                See Accompanying Notes to Financial Statements.


                           AMERICANA PUBLISHING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  Basis of Presentation

The unaudited internal condensed  consolidated  financial statements and related notes have been prepared by Americana  Publishing,  Inc. (the Company),  and not
subject to an audit pursuant to the rules and  regulations of the Securities and
Exchange  Commission.  In the  opinion of  management,  all  adjustments  (which include  only normal  recurring  adjustments)  necessary  to present  fairly the financial  position,  results of operations and cash flows at September 30, 2001 and for all periods presented,  have been made. Certain  reclassifications  have been made to the prior year to conform with the current years presentation.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been omitted. It is suggested that these condensed financial  statements be read in conjunction with the  Company´s  audited financial  statements and notes  thereto  for the fiscal  year ended  December  31,  2000.  The results of operations  for the three  and nine  months  ended  September  30,  2001 are not necessarily indicative of the operating results for the full year.

NOTE 2.  Liquidity

The Company has historically  financed its operations through the sale of common stock.  Since inception the Company has raised in excess of $2 million in equity capital.  The  proceeds  were used for  start-up  activities  including  website development  as well as other  start-up  activities.  In July  2001 the  Company acquired  CMG (see  note 4). As part of this  acquisiiton  the  Company  assumed certain liabilities of CMG. On a consolidated basis the Company is currently not covering  monthly  operating  expenses and has been  required to manage  working capital to  continue  operations.  As of  September  30,  2001 the  consolidated
Company has  negative  working  capital,  and is  required to obtain  additional capital and/or refinance  substantial current obligations to continue as a going concern.  Management is currently in negociations to obtain additional financing however at this time no  assurance  can be given that this  refinancing  will be successful.

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
Securities  and Exchange  Commission  guidelines  require the Company to present audited  financial  statements of CMG for the years ending December 31, 2001 and
2000 as well as  interim  financial  information  for  the  nine  months  ending
September  30,  2001.  The  Company  has engaged an  independent  accountant  to complete this work however as of the date of this filing audit  procedures could not be competed without excessive time and expense.  This data will be presented in a Form 8-K  filing  as soon as the work has  been  completed.  The  principal independent accountant for the consolidated company relies on the work performed by the  independent  accountant  engaged  to  audit  CMG  for  its  work  of the consolidated  Company.  Assets  of  CMG  as  of  September  30,  2001  represent approximately  80% of  assets  and  85% of the  revenues  for  the  consolidated company. CMG has historically incurred recurring losses and has negative capital without  improvement of sales and refinancing of certain short term  obligations there is substantial  doubt that the CMG will continue as a going  concern.  The consolidated  financial  statements  do not  reflect  any  adjustments  for this uncertainty.

The  acquisition  of  CMG  was  accounted  for  under  the  purchase  method  of accounting.  The results of CMG have been presented in the financial  statements beginning  July 16, 2001 through  September  30,  2001.  Below is a summary of a proforma basis had CMG been acquired on January 1, 2001 and January 1, 2000.

                     Nine Months Ending September 30, 2001
              Proforma assuming a January 1, 2001 Acquisition Date

                        Americana         CMG           Combined
                        ---------       -------         --------
Revenues                $236,623        $4,561,630      $4,798,253
Cost of Goods Sold        61,082         4,232,757       4,293,839
Operating Expenses       959,187         1,297,486       2,256,673
Other (Income) Expense      (159)         (112,277)       (112,108)
Net Income (Loss)       (783,405)         (856,336)     (1,639,741)

                         Year Ending December 31, 2000
              Proforma Assuming a January 1, 2000 Acquisition Date

                        Americana           CMG           Combined
                        ---------       -----------     ------------
Revenues                $ 56,727        $11,454,397      $11,511,124
Cost of Goods Sold        47,781          9,812,669        9,869,450
Operating Expenses     2,306,330          2,833,709        5,140,039
Other (Income) Expens     11,166              6,714           17,880
Net Income (Loss)     (2,238,437)        (1,379,971)      (3,618,308)

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
        due August 2004 collateralized by equipment                     19,507

     Note payable to Amsouth in monthly payments of $
        532 at 9.95% final payment due August 2002
        collateralized by equipment                                     11,550

     Note payable on a 2001 Yukon final payment due
        September 2004 collateralized by vehicle                        44,488

     Note payable to Associates in monthly installments
        of $2,383, including interest at 11.5% final payment,
        August, 2002 collateralized by equipment                        22,800

     Note payable to bank in monthly installments of $679,
        including interest at 9.45%, final payment October,
        2003 collateralized by vehicle                                  15,532

     Note payable to CIT Finance in montly installments of
        $2,114, including interest at 8.75%, final payment
        February, 2005, collateralized by equipment                     72,564

     Capital Lease payable to Sony Financial in monthly
        installments of $9,985 including interest at 9.354%,
        final payment July 2004, collateralized by equipment           297,227

     Capital Lease payable to Deutshe Financial Services in
        monthly installments of $5,189, including interest
        at 16.561%, final payment May 2003, collateralized
        by equipment                                                    90,153
                                                                       --------
                                                                      $573,821
Line of Credit

CMG has a line of credit agreement with a bank. The line of credit expired April
1,  2001,  and is being  renewed  on a month to month  basis.  It is  secured by inventory  and accounts  receivable  and at September  30, 2001 had a balance of
$226,474.

Transactions with Related Parties

CMG  leases  its  building  from  officers  of  the  Company.  The  lease  is  a month-to-month  arrangement  with  a  current  montly  payment  of  $23,000.  In addition, CMG has approximately $80,000 in notes payable to related parties.

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
2001.

                        Capital                         Noncancelable
                        Leases                        Operating Leases
                        -------                       ----------------

   Year Ending December 31,
                2001    189,744                         36,141
                2002    189,744                         35,849
                2003    153,421                         25,048
                2004     74,999                          1,282
                2005          0                              0
                        -------                         ------
                        607,908                         98,320
        Less Interest  (201,021)                        ======
                        -------
                        406,887
                        =======

Note 5.  Other Non-Operating Income

For the quarter ending  September 30, 2001,  the Company  through its subsidiary
CMG  has  $391,301  in  other  non-operating.   This  non-operating  income  was
attributable  to a  $175,000  gain  on the  settlement  of an  accounts  payable balance.

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

The Company  recently  acquired  Corporate  Media Group,  Inc. and Visual Energy
Studios  (collectively  "CMG").  Securities and Exchange  Commission  guidelines require the Company to disclose two years  financial  statements  of CMG for the years  ending  December  31,  2000  and  1999 as well  as nine  month  financial statements  for the period  September  30,  2001  which have been  subject to an independent accountants annual audit procedures,  respectively.  The Company has engaged an  independent  accountant  to  perform  such  audit  services  however currently this work has not been completed.

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

Visual  Energy  Studios is a pre and  postproduction  audio and video  recording facility.  It currently  operates as a business  unit of Corporate  Media Group,
Inc. The facility currently located in Knoxville Tennessee serves a wide variety of customers.  Visual Energy Studios is a business unit of Corporate Media, Inc.
Both Corporate Media Group,  Inc. and Visual Energy Studios provide  services to
Americana as part of its vertically integrated publishing plan.

Liquidity and Capital Resources

In July 2001 the Company  acquired CMG (see note 4). As part of this acquisition the Company  assumed  certain  liabilities of CMG. On a  consolidated  bases the
Company is  currently  not  covering  monthly  operating  expenses  and has been required to manage working capital to continue  operations.  As of September 30,
2001 the Company has a negative working capital of $2,777,085 and is required to obtain  additional  capital and refinance  substantial  current  obligations  to continue as a going concern.  Management is currently in  negociations to obtain additional  refinancing however at this time no assurance can be given that this refinancing will be successful.

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
If the stock  continues  to trade  flatly,  the ability of  Americana to acquire these  companies  would be  seriously  jeopardized.  The  Company  is  currently attempting  to refinance  Corporate  Media Group,  Inc.'s  equipment in order to consolidate  some  current  liabilities  through  a  long-term  loan of  between
$600,000-$800,000. Further, the Company is attempting to raise capital through a unit equity  offering,  which could raise $262,250 and potentially with warrants an  additional  $800,000.  Without  financing,  it would be  difficult  to cover working capital requirements and future capital  expenditures.  No assurance can be given that the stock will be actively  traded or that  Americana will be able to complete these financings.

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

Revenue  increased to $1,501,102 for the three months ending  September 30, 2001 as compared to $10,931 the comparable period of 2000.  Approximately  $1,428,000 was related to CMG and $62,000 was due to increases in audio book sales.

Cost of goods sold  increased to  $1,113,825  for the three month period  ending
September  30,  2001 as compared  to $3,040 for the  comparable  period of 2000.
Approximately  $1,098,013  of the  increase was due to the CMG  acquisition  and approximately $15,812 was due to increase in audio book sales mentioned above.

Compensation expense increased to $286,144 for the three months ending September
30,  2001 as compared  to  $521,690  for the same period of 2000.  A decrease of
$422,281 for compensation  expense of prior to the acquisition of CMG was due to stock  compensation  being reduced due to a decrease in the Company stock price.
CMG's compensation expense was $186,735 since the acquisition.

Administration  expense  increased  to  $374,740  for the  three  months  ending
September 30, 2001 compared to $206,320. The pre-acquisition decrease of $65,012 was caused  primarly  by the  Company's  cost  redution  effort,  which began in
January 2001.  This decrease was offset by $233,432  increase as a result of the acquisiton of CMG.

Other  income  (expense)  increased  to  $217,076  for the three  months  ending
September  30, 2001 as compared to an expense of $656 during the period of 2000.
The  increase  was  primarly  due to  $175,000  of an  foregiveness  to accounts payable. The combined offset was a result of interset expense.

Year to Date Ended  September 30, 2001 Compared to Year to Date Ended  September
30, 2000

Revenues  increased to $1,665,106 for the nine months ending  September 30, 2001 as  compared  to  $40,658  for the  comparable  period  of  2000.  Approximately
$1,428,000 was due to the CMG acquisition and approximately  $236,000 was due to increas in audio book sales.

Cost of goods sold  increased to  $1,156,163  for the nine month  period  ending
September   30,  2001  as  compared  to  $11,292  for  the   comparable   period
approximately  $1,106,000  was  due to the  CMG  acquisition  and  approximately
$50,000 was due to increased audio book sales mentioned above.

Compensation expense decreased to $708, 113 for the nine months ending September
30, 2001 as compared to  $1,872,931  for the same period of 2000.  A decrease of
$1,351,553 for compensation  expense  $1,872,931 prior to the acquisition of CMG was due to stock  compensation  being reduced by a decrease in the Company stock price. CMG's compensation expense was $186,735 since the acquisition.

Administration  expense  decreased  to  $635,522  for  the  nine  months  ending
September 30, 2001 compared to $473,454. The pre-acquisition decrease of $71,766 was a result of the Company's cost reduction effort which began in January 2001.
This decrease was offset by $233,434  increase as a result of the acquisition of
CMG.

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