Form 10QSB/A
period 2001-09-30
AMERICANA PUBLISHING INC
filed 2001-12-18
CIK 1081751

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

                See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                            Nine Months Ended         Nine Months Ended
                                            September 30, 2001        Septenber 30, 2000
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss                                        $(798,207)             $(2,350,233)
   Adjustments to Reconcile Net Income(Loss)
    To Net Cash Provided by Operating
    Activities:
     Depreciation                                    181,120                   33,217
     Capital Transactions                            417,159                2,186,484
     (Increase)Decrease in Accounts Receivable        74,487                   (6,815)
     (Increase)Decrease in Prepaids                   26,500                 (73,319)
     Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                      145,191                   42,107
     Increase (Decrease) in Inventory                (99,506)                 (28,093)
                                                   ------------               -------
          Total Adjustments                          744,951                2,243,580
                                                   ------------               -------
Net Cash Used by Operating Activities                (53,256)                (106,653)

Cash Flows From Financing Activities:
   Proceeds From Sale of Common Stock                155,000                  310,000
Proceeds from Note Payable                            60,000
                                                   ------------                ------
Net Cash Provided by Financing                       215,000                  310,000

Cash Flows From Investing Activities:
   Purchase of Property and Equipment                (32,943)                (210,000)
                                                   ------------               -------
Net Cash Used in Investing Activities                (32,943)                (303,546)

Net Increase (Decrease) in Cash                      158,801                 (200,199)

Cash and Cash Equivalents at
  Beginning of Period                                 20,027                  308,376
                                                   ------------               -------
Cash and Cash Equivalents at
  End of Period                                    $ 178,828              $   108,177
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