Form 10KSB
period 2001-12-31
AMERICANA PUBLISHING INC
filed 2002-04-16
CIK 1081751

<SUBMISSION-INFORMATION-FILE>
<TYPE>                        10KSB
<DOCUMENT-COUNT>
<SROS>                        NONE
<FILER>
     <CIK>                    0001081751
     <CCC>                    #MD7FUEK
</FILER>
<PERIOD>                      12/31/01
<DOCUMENT>
     <TYPE>                   10KSB
     <DESCRIPTION>            ANNUAL REPORT
<TEXT>

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934 for the fiscal year ended December 31, 2001.

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
                          Common Stock $0.001 per share

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

State issuer's revenues for its most recent fiscal year:$2,450,971

State the aggregate market value of the voting and non-voting common equity held by non-affiliates  computed by reference to the price at which the common equity was,  or the  average  bid and  asked  prices  of such  common  equity,  as of a specified  date within the past 60 days.  (See  definition  of affiliate in Rule
12b-2 of the Exchange Act). As of March 1, 2002: $9,324,955. As of March 1, 2002
there were 15,521,571 shares  outstanding.

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
           ACCOUNTING AND FINANCIAL DISCLOSURE;

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           REGISTRANT COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Item 10. EXECUTIVE COMPENSATION
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13. EXHIBITS AND REPORTS ON FORM 8-K
           Reports on Form 8-K

SIGNATURES

                                     PART I

This Annual Report on Form 10-KSB contains "forward-looking  statements".  These forward-looking  statements are based on our current expectations,  assumptions, estimates and  projections  about our business and our  industry.  Words such as
"believe,"  "anticipate,"  "expect,"  "intend," "plan," "will," "may," and other similar  expressions  indentify  forward-looking  statements.  In addition,  any statements that refer to expectations, projections or other characterizations of
future  events  or   circumstances   are   forward-looking   statements.   These
forward-looking  statements are subject to certain risks and uncertainties  that could cause  actual  results to differ  materially  from those  reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

* whether or not we can raise the capital  necessary to  implement  our business plan and fund future operations,

* whether or not the market for our products continues to grow,

* whether or not the acquisitions we have made will be profitable,

* improvements in the products of our competitors,

* changing economic  conditions,and other factors, some of which will be outside
our  control.   You  are  cautioned  not  to  place  undue   reliance  on  these
forward-looking statements,  which relate only to events as of the date on which the  statements  are made. We undertake no  obligation  to publicy  revise these forward-looking  statements to reflect events or circumstances  that arise after the date hereof.  You should refer to and carefully  review the  information  in future documents we file with the Securities and Exchange Commision.

                        Item 1.  DESCRIPTION OF BUSINESS

THE COMPANY

From October 1996 until April 1997,  the  predecessor  of Americana  Publishing,
Inc.  ("Americana" or the "Company") operated as a development stage division of
B.H.  Capital  Limited  engaging in publication  design  research,  industry and competition research and demographic  research.  During this period, the concept of integrated  publishing was developed.  Americana was  incorporated  under the laws of the State of Colorado on April 17, 1997.

Americana  is a  vertically  integrated  multi-media  publishing  company  whose primary  business  is  publishing  and  selling  audio  books,  print  books and electronic  books.  Americana  believes that consumers today desire audio books,
e-books, CD-ROMs or a downloadable digital file in addition to traditional print books.  Americana  believes that of the  approximately  17,000 publishers in the
United  States,  many  are  unable  or  choose  not to  publish  manuscripts  in alternative formats. Through Americana's owned and operated websites,  consumers are offered approximately 500,000 multimedia products.

Americana  publishes books in a variety of genres,  including mystery,  western,
business   development,   personal   development,   spiritual   and   children's
publications. Americana also sells textbooks, music, and artwork and jewelry.

Americana's  products are sold to consumers primarily through  telemarketing and via the Internet through a series of linked websites. Although each freestanding website  is  specifically  designed  for the sale of a highly  defined  group of products,  the  websites  are  identified  by a  common  denominator,  the  word
"Americana",  and each  website  offers a link to  Americana's  other  websites.
Americana   currently   maintains  four  linked  websites,   americanabooks.com,
americanasongs.com,  americanatextbooks.com, and americanaartmart.com. Americana believes that its website design encourages consumers to visit the linked sites, which  increases  the  possibility  of sales,  and also  allows  each site to be registered  with  various  search  engines,  resulting  in  the  possibility  of increased  traffic.  The Company  also  publishes a catalog of its audio  books, which is continuously mailed to potential wholesale book buyers,  bookstores and libraries.

Through  its  division,   Corporate  Media  Group,  Inc.,   Americana  packages,
duplicates,  replicates and fulfills orders for audio cassettes,  VHS tapes, CDs and  DVDs for  sale to  distributors,  wholesalers,  retailers  and the  general public. Corporrate Media Group, Inc. also provides studio space for pre and post production audio and video recording.

AUDIO BOOKS

Americana  currently  has 65 audio book titles  available  for sale.

All  65   Americana   audio  book   titles  are   available   for  sale  on  the
americanabooks.com website. Consumers can listen to a 2-minute sample of many of the Company's audio books on it's website, and the Company has also published an
"AUDIO BOOK SAMPLER TAPE" that highlights the first 2-minutes of 30 of its audio books. The sampler tape enables  listeners to get a flavor for the books as well as to see a  sample  of the  Company's  packaging.  Americana  believes  that it produces  the finest audio book capsule  available.  The  packaging is different from that of many of it's  competitors  because it is not made of cardboard  and is, therefore, extremely durable.

In June 2001 during Book Expo America, Americana was chosen by the Board members of the Audio  Publishing  Association as the Audie Award Recipient for the "Best
New Audio Book Publisher for 2001".  Also in 2001,  Americana  narrator  Charlie
O'Dowd was honored as the recipient of the 2001 Audioworld  Golden Headset Award
"Best Abridged  Reader of the Year".  Other  well-known  nominees for this award were actors Burt Reynolds, Tony Roberts, and Arte Johnson.

Americana  sells its audio books in the United  States to  approximately  17,000 retail stores and approximately  15,000 libraries as well as to large truck stop distributors  including BARJAN,  KSG, and Audio  Adventures.  Americana has also established  accounts to include database and order  processing  agreements with
Baker and Taylor,  Advanced Marketing  Services,  Ingram Book Company,  Anderson
News Company, Books-A-Million/American Wholesale Book Company, Barnes and Noble,
BJ's,  Brodart Company,  Hastings,  Lodes Tone,  Penton  Overseas,  Professional
Media, and Recorded Books.  Management believes that the quality and quantity of these retailers  serves to enhance  Americana's  sales.  Currently,  Americana's audio books are published on audio tapes, however, the Company has published one audio book in CD format and intends to increase  its  production  of books in CD form.

Invoiced sales of audio books during 2001 totaled $56,000 .

PRINT BOOK DIVISION

During  2001,  Americana  published  and  introduced  its first print book,  The
Cowboy. The Cowboy is a childrens book that includes both a print book and audio tape. Four additional works of fiction, The Killing Cards, Ground Lions, Beloved
Leah, and It Is I Joseph, were available for shipping in January 2002. Americana expects to publish  and  introduce  a total of  approximatley  10 titles  during
2002.Further Americana also is developing its first e-book.

ELECTRONIC BOOKS

Americana is currently developing its first electronic book.

DUPLICATION SERVICES

Americana  acquired  Corporate Media Group,  Inc. in June 2001.  Corporate Media
Group, Inc.  duplicates the Company's  audiocassette tapes and/or CDs, assembles and shrink-wraps the product and ships the product directly to the customer.

COMPETITION

Currently,  Amazon.com  and  BarnesandNoble.com  dominate  sales  of  multimedia publications  over the  Internet.  Americana  believes  that price,  rather than delivery speed or product  availability,  sets the  parameters  for  competition between these retailers.  Their websites emphasize popular products, leaving the consumer to search for unadvertised and lesser known authors.

At this time Americana does not represent a significant competitive presence in the book  publishing  and selling  industry.  Americana  is seeking to raise its profile in a number of ways,  including giving higher visibility to lesser known authors,  providing  easier ways to find  products on its websites by use of its specially  designed search engine,  providing  faster delivery of products sold, and providing  competitive pricing whenever possible.  Americana is also seeking niche markets. The Company has produced an audio drama of the NIV New Testament, which it  intends  to make  available  for  rent or  purchase  at  truck  stops.
Americana is also focusing on publishing book series, which the Company believes are popular with audio book customers.  The Company  currently  publishes series works by authors Elaine Viets, Leslie Glass, Cynthia Davis and Lou Campanozzi.

EMPLOYEES

Americana  employs 8 full time  employees and its  subsidiary,  Corporate  Media
Group, Inc. presently employs 20 employees.

                        Item 2. DESCRIPTION OF PROPERTY

The  Company's  principal  offices are located at 303 San Mateo NE,  Suite 104A,
Albuquerque,  New Mexico 87108. The premises are leased and the condition of the premises  is  good.  The  lease is for a term of 3 years,  and  will  expire  on
December 31, 2002.  The rent is $3,000 per month.  The Company is expanding  its operations and has leased additional  office and new warehouse space.  Leasehold improvements  are  currently  underway.  The term of the  lease is 4 years,  and monthly rent starts at $2,000 per month,  escalating  over the term of the lease to $5,000 a month.  Corporate Media Group,  Inc. occupies  approximately  45,000 square feet in Cleveland,  Tennessee, which is rented from Rick Durand, a member of the Company's board of directors. Mr. Durand is reimbursed by the Company for the  rental  costs.  The  monthly  rent for this  facility  is  $23,000.00.  The condition of the leased premises is good.

                            Item 3. LEGAL PROCEEDINGS

On  occasion,  Americana  may be named as a party to  various  claims  and legal proceedings arising out of the normal course of its business. The Company is not currently  a party to any legal  proceedings,  with the  exception  of an action filed by the Company in the United States District Court for the district of New
Mexico during the first quarter of 2001 against Mr. Raul  Rodriguez,  its former securities counsel. The action was filed to recover certain shares of restricted common stock issued to Mr.  Rodriguez in connection with his  representation  of the Company.  The controversy  was settled  favorably for the Company during the
1st quarter of 2002,  permitting the Company to recover a substantial  number of shares.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters  put to the  security  holders  for a vote during the last quarter of 2001.

                                 Part II

                    Item 5. MARKET FOR AMERICANA COMMON STOCK
                         AND RELATED SHAREHOLDER MATTERS

Americana's common stock (OTCBB:APBH) commenced trading on November 8, 1999. The following table  represents the closing high and low bid information of sales of the  Company's  common stock during the last two fiscal  years.  The  quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2001                                High                   Low

First Quarter                        .63                    .28
Second Quarter                       .50                    .22
Third Quarter                        .55                    .32
Fourth Quarter                       .54                    .18

2000

First Quarter                       3.56                   3.00
Second Quarter                      3.38                   2.81
Third Quarter                       3.19                   1.31
Fourth Quarter                      2.00                    .38

There were  approximately  148 holders of common  stock as of December 31, 2001.
The Company has not paid any dividends in the past and currently has no plans to pay dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

PLAN OF OPERATION

The Company  currently has limited  internal and external  sources of liquidity.
Over the next 12 months, the Company plans to satisfy its cash requirements from revenues  earned  through sales of its products,  sales of its securities and by obtaining,  if it is able to do so, a long-term loan. Without financing,  it may not be possible for the Company to meet working capital  requirements and future capital expenditures.

During 2001, the Company privately sold convertible notes to two of its existing shareholders and received $375,000.  The Company is currently completing another private  placement of convertible  notes pursuant to which it expects to receive net proceeds of approximately $150,000.

The Company is attempting to refinance equipment owned by Corporate Media Group,
Inc.  with a  long-term  loan in the amount of  $600,000 to $800,000 in order to consolidate some of its current liabilities.  The Company is not certain that it will be able to obtain this financing.

As part of its  business  plan,  the  Company  plans to use its stock to acquire other book publishing companies and list their book titles on its website. If it is successful in doing this, the Company  anticipates that these enterprises may account  for  substantial  future  revenues.  During the 2001 fiscal  year,  the
Company  acquired  Trine  Publications,  Inc. and Hollis  Books,  LLC using this strategy. As of December 31, 2001, Americana had received communications from 20 different publishing enterprises expressing an interest in a transaction of this nature.  Management  has been  evaluating  these  candidates  and, thus far, has issued  three  letters of intent.  Because the  Company's  stock is not actively traded,  however,  it may not be  possible  to complete  these  acquisitions  as planned.

At this time, the Company has no material  commitment  for capital  expenditures and does not expect a significant change in the number of its employees.

There are no known trends,  events or uncertainties  that are expected to have a material  impact  on the  net  sales  and  income  from  Americana's  continuing operations.

The Company's sales are not seasonal.

RESULTS OF OPERATIONS

2001 Fiscal Year Compared to 2000 Fiscal Year

Revenues  for  the  year  ended  December  31,  2001  were  $2,451,000  million, representing  an increase of over 43x the $56,000  thousand in revenues  for the year ended December 31, 2000. The increase in revenues  resulted  primarily from the acquisition of Corporate Media Group, Inc.

Cost of sales were  $1,981,098 or 80% of revenue for the year ended December 31,
2001 compared to $47,781 or 85% of revenue for the year ended December 31, 2000.
The increase in cost of sales resulted from the  acquisition of Corporate  Media
Group, Inc.

Compensation  expense  increased from $1,685,000 for the year ended December 31,
2000 to $3,531,000 for the year ended December 31, 2001. This increase  resulted from the issuance of stock for services and professional fees.

Also during 2001 the  decision was made to expense the  development  cost of the production  of audio books.  This amounted to $188,000.  Of the total  operating expense of $5,680,000,  a majority of it,  $3,952,000  was for non-cash  expense
(Compensation, depreciation, goodwill and audio production cost).

Capital Expenditures

During  2001,  Americana  spent  approximately  $11,734  for  capital  equipment
including  audio  equipment,   computer   equipment,   computer  software,   and
furnishings.

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
These  acquisitions  will be  transacted  with the use of the  Company's  common stock. As of December 31, 2001,  Americana had received 20  communications  from various  quality  publishing  enterprises  that  had  expressed  interest  in  a potential  sale  transaction.  Americana  has  been  actively  evaluating  these businesses and issued three letters of intent.  These letters of intent indicate to the interested  party that  Americana is interested in pursuing  negotiations and entering into a formal purchase and sale agreement. As of December 31, 2001, negotiations had been completed and a definitive Purchase and Sale of Assets had been agreed upon with Hollis Books,  LLC, Trine  Publications,  Inc.,  Corporate
Media Group, Inc., and Visual Energy Studios.  These acquisitions were completed during the calendar year 2001.

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

MARKET VALUE

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
                                      ----------
                                      3,085,500
                                      ==========

Part II.  Other Information.

Item 1. Legal Proceedings

The Company is involved in certain legal  proceedings  and claims which arise in the normal course of business.  Management  does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

Item 2. Changes in Security - None

Item 3. Defaults upon Senior Securities - None

                          Item 7. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Americana Publishing, Inc. and subsidiary

We have  audited  the  accompanying  consolidated  balance  sheet  of  Americana
Publishing,  Inc.  and  subsidiary  as of  December  31,  2001,  and the related consolidated statements of operations,  shareholder's equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the  Company's  management.  Our  responsibility  is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards  generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present
fairly,  in  all  material   respects,   the  financial  position  of  Americana
Publishing,  Inc. and  subsidiary  as of December  31, 2001,  and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying  consolidated  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and its total current  liabilities exceed its total current assets.  This raises substantial  doubt about the Company's  ability to continue as a going  concern.
Management's  plans in regard to these matters are also described in Note 2. The consolidated  financial  statements  do not include any  adjustments  that might result from the outcome of this uncertainty

                    INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Americana Publishing, Inc.
Albuquerque, New Mexico

We  have  audited  the  accompanying  statements  of  operations,  shareholder's deficit,  and cash  flows  of  Americana  Publishing,  Inc.  for the year  ended
December 31, 2000.  These  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards  generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the results of Americana  Publishing,  Inc.'s operations and its cash flows for the year  ended  December  31,  2000 in  conformity  with accounting principles generally accepted in the United States of America.

NULL LAIRSON CPA, PC

Houston, TX
March 29, 2001

                     Americana Publishing, Inc. and Subsidiary
                           Consolidated Balance Sheet
                             As of December 31, 2001

ASSETS

Current Assets                                                     2001
                                                                -------------
    Cash and cash equivalents                                $     48,208
    Accounts Receivable, less allowance for doubtful
      accounts of $98,500                                          53,512
    Accounts Receivable - factored                                702,075
    Inventory                                                     389,528
    Prepaid and other current assets                                5,734

        Total Current Assets                                 $  1,199,057

Property and Equipment, net                                     1,945,413

                                                                -------------
TOTAL ASSETS                                                 $  3,144,470
                                                                =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Book overdraft                                           $     56,248
    Line of Credit                                                203,449
    Accounts Payable                                            2,635,990
    Accrued expenses                                              127,709
    Note Payable - factor                                         702,075
    Notes payable - related party                                  96,397
    Convertible debt - related parties                            387,500
    Current portion of capital lease obligations                  200,629
                                                                -------------
       Total current liabilities                                4,409,997

Capital lease obligations, less current portion                   278,179
                                                                -------------

             Total liabilities                                  4,688,176

Commitments and Contingencies

Shareholder's deficit
    Preffered stock, no par
      20,000,000 shares authorized
      no shares issued and outstanding                                  -
    Common stock, $0.001 par value
      100,000,000 shares authorized                                     -
       14,636,570 shares issued and outstanding                    14,637
    Additional Paid-In Capital                                  8,691,812
    Accumulated deficit                                       (10,250,155)
                                                               -------------
        Total shareholder's deficit                            (1,543,706)
                                                               -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICT                   $  3,144,470
                                                               =============

   The Accompanying Notes are an Integrated Part of these Financial Statements

                     Americana Publishing, Inc. and Subsidiary
                      Consolidated Statement of Operations

                                        Year Ending              Year Ending
                                     December 31, 2001        December 31, 2000
                                     -----------------        -----------------
Revenues                               $   2,450,971            $      56,727

Cost of goods sold                         1,981,098                   47,781
                                      ----------------        -----------------
Gross Profit                                 469,873                    8,946
                                      ----------------        -----------------
Operating Expenses
   Compensation                            3,531,159                1,685,302
   Depreciation and Amortization             250,794                   66,242
   Selling, general, and administrative      804,547                  506,630
   Impairment of goodwill                    905,733                        -
   Impairment of audio production costs      188,215                        -
                                          -----------               -----------
        Total Operating Expenses           5,680.448                2,258,174
                                          -----------               -----------
 Loss from operations                     (5,210,575)              (2,249,228)

Other income (expense)
   Loss on sale of automobile                (16,838)                       -
   Financing expense related to
    convertible debt                        (385,000)                       -
   Other expense                             (24,252)                       -
   Interest expense                         (138,996)                    (375)
   Interest Income                               328                   11,166
                                          -----------               -----------

        Total other income (expense)        (564,758)                  10,791
                                          -----------               -----------
Net Loss                                $ (5,775,333)            $ (2,238,437)
                                          ===========               ===========
Basic and diluted loss per share        $      (0.52)            $      (0.41)
                                          ===========               ===========
Basic and diluted weighted- average
  shares outstanding                      11,159,259                5,483,141
                                          ===========               ===========

   The Accompanying Notes are an Integrated Part of these Financial Statements

                    Americana Publishing, Inc.and Subsidiary
            Consolidated Statement of Shareholder's Equity (Deficit)
                      For the Years Ended December 31, 2000
                              and December 31, 2001

                                                       Additional
                                        Common Stock          Paid-In       Retained
                                     Shares  -   Amount       Capital       Earnings         Total
<s>                                      <c>          <c>          <c>                  <c>
Balance December 31, 1999           4,283,250  $  4,283   $  3,043,648   $  (2,236,385)   $  811,546

Issuance of common stock in
 exchange for cash                    655,000       655        651,845                       652,500

Exercise of stock options             600,000       600        144,400                       145,000

Issuance of common stock to outside
 consultantsin exchange for services
 rendered                             201,000       201        201,299                       201,500

Issuance of common stock to
employees and members of the Board
of Directors for services rendered  1,773,000     1,773        674,327                       676,100

Issuance of common stock in
exchange for book inventory
rights and audio equiptment           310,146       310        310,936                       311,246

Stock option expense                                            95,770                        95,770

Net Loss                                                                    (2,238,437)   (2,238,437)
                                   ------------ ---------- ------------   --------------  -----------
Balance, December 31,2000           7,822,396  $  7,822   $  5,122,225   $  (4,474,822)   $  665,225
                                   ============ ========== ============   ==============  ===========
Issuance of common stock in
 exchange for cash                    837,647       838        174,162                       175,000

Issuance of common stock in
 exchange for book rights              10,000        10          1,490                         1,500

Issuance of common stock for
 accquisition of CMG                1,017,827     1,018        406,113                       407,131

Issuance of common stock to outside
consultants in exchange for services
rendered                            1,331,500     1,332        429,383                       430,715

Issuance of common stock to
 employees and members of the
 Board of Directors for services
 rendered                           3,659,200     3,659      1,459,951                     1,463,610

Compensation expense to members
 of the Board of Directors relating
 to stock options granted below
 the fair market value                                         461,250                       461,250

Compensation expense to non-employees
relating to stock options granted below
the fair market value                                          294,196                       294,196

Financing expense relating to
 beneficial conversion feature                                 385,000                       385,000

Cancellation of common stock
 issued to employees                  (42,000)      (42)       (41,958)                      (42,000)

Net Loss                                                                    (5,775,333)   (5,775,333)
                                   ------------ ------------ ------------  ------------  ------------
Balance, December 31, 2001         14,636,570  $ 14,637     $ 8,691,812  $ (10,250,155) $ (1,543,706)
                                   ============ ============ ============  ============  ============

                   Americana Publishing, Inc. and Subsidairy
                      Consolidated Statement of Cash Flows

                                               Year Ended          Year Ended
                                            December 31, 2001   December 31,2000

Cash Flows From Operating Activities:
 Net Loss                                     $  (5,775,333)     $  (2,238,437)
 Adjustments to Reconcile Net Loss to
   net cash used in operating activities
       Depreciation and amortization                250,794             66,242
       Allowance for doubtful accounts               96,000            189,530
       Issuance of common stock to outside
        consultants in exchage for services
        rendered                                    430,715                 -
       Issuance of common stock to employees
        and members of the Board of Directors
        in exchange for services rendered         1,463,610            973,370
       Compensation expense to members of the
        Board of Directors relating to stock
        options granted below the fair market
        value                                       461,250                  -
       Compensation expense to non-employees
        for stock options issued below the
        fair market value                           294,196                  -
       Cancellation of common stock issued to
        employees                                   (42,000)                 -
       Impairment of goodwill                       905,733                  -
       Impairment of audit production costs         188,215                  -
       Financing expense related to convertible
        debt                                        385,000                  -
       Loss on sale of automobile                    16,838
      (Increase) Decrease  in
        Accounts Receivables                        134,305            (23,855)
        Inventory                                     2,760            (20,227)
       Prepaid and other current assets              51,262            (48,795)
       Income tax receivable                        249,300                  -
       Audio Production costs                       (30,071)                 -
    Increase in
       Accounts Payable                              48,310                  -
       Accrued expenses                              99,458             67,375
                                               -------------        ------------

Net Cash used in operating activities              (769,658)        (1,034,797)
                                               -------------       -------------

Cash Flows from Investing Activities
    Proceeds from sale of marketable securities           -            169,370
    Proceeds from certificate of deposit             30,000                  -
    Purchase of property and equipment              (11,734)          (220,422)
                                               -------------       -------------

Net Cash provided (used in) Investing
    Activities                                       18,266            (51,052)
                                               -------------       -------------

Cash Flows From Financing Activities:
   Increase in book overdraft                 $      56,248       $          -
   Net payments on line of credit                   (96,174)                 -
   Proceeds from notes payable                      467,675                  -
   Borrowings from notes payable                     (9,287)                 -
   Payments on capitalized lease
    obligations                                     (90,956)                 -
   Proceeds from sale of common stock               175,000            797,500
                                              --------------       -------------
Net cash provided by Financing Activities           502,506            797,500
                                              --------------       -------------

Net Decrease in Cash and Cash Equivalents          (248,886)          (288,349)
                                              --------------       -------------

Cash acquired in acquisition of CMG                 277,067                  -

Cash and Cash Equivalents, Beginning of
 year                                                20,027            308,376
                                              --------------       -------------
Cash and Cash Equivalents, End of year        $      48,208       $     20,027
                                              ==============       =============

Supplemental Disclosures of cash flow
 information
   Interest Paid                              $     135,996       $          -
                                              ==============       =============
   Income Taxes Paid                          $           -                  -
                                              ==============       =============

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the year ended December 31, 2001, the Company received book rights valued at  $1,500 in  exchange  for the  issuance  of  10,000  shares of common  stock.

During the year ended  December 31, 2001,  the Company  acquired CMG in exchange for 1,017,827 shares of common stock valued at $407,131.

During the year ended  December  31,  2000,  the Company  received  property and equipment  valued at $311,246 in exchange for the issuance of 310,146  shares of common stock.

   The Accompanying Notes are an Integrated Part of these Financial Statements

                    Americana Publishing, Inc.and Subsidairy
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

Americana  Publishing,  Inc. ("API") was organized as a Colorado  corporation on
April  17,  1997  for  the  purpose  of  publishing  books,   audio  books,  and
periodicals,  and to utilize the Internet as its primary distribution channel to prospective  customers.  In addition,  API will utilize the latest technology to download  audio files  directly to  customers  who desire to purchase  books and music and other audio materials immediately.

Corporate  Media Group, Inc.

On July 15, 2001, API acquired certain assets and liabilities of Corporate Media
Group, Inc. ("CMG"). The purchase price was $407,131,  which was paid by issuing
1,017,827 shares of API's common stock. API recorded  $905,733 in excess of cost over fair value of net assets acquired,  identified as goodwill. The acquisition was  accounted  for by  the  purchase  method.  On  December  31,  2001,  it was determined the goodwill was impaired; therefore, the full amount of goodwill was written off, which is included in the statement of operations for the year ended
December 31, 2001.

For financial  statement purposes,  the acquisition  occurred on August 1, 2001.
The assets acquired were as follows:

                  Cash                          $     277,067
                  Accounts receivable                 259,570
                  Inventory                           371,961
                  Income tax receivable               249,300
                  Property and equipment            1,827,541
                  Liabilities assumed              (3,484,041)
                  Excess of cost over fair value      905,733
                                                 -------------
                      Total                     $     407,131
                                                 =============
CMG  provides  an array of  services,  including  audio and  video  duplication, packaging,  fulfillment, storage, and marketing, to various customers throughout the nation.

NOTE 2 - GOING CONCERN

The  accompanying  financial  statements  have been  prepared on a going concern basis,  which  contemplates  the  realization of assets and the  satisfaction of liabilities  in the  normal  course  of  business.  As  shown  in the  financial statements,  during the years ended  December 31, 2001 and 2000, the Company (as defined in Note 3) incurred losses of $5,775,333 and  $2,238,437,  respectively.
In addition, as of December 31, 2001, its total current liabilities exceeded its
total  current  assets  by  $3,210,940,   and  its  shareholders'   deficit  was
$1,543,706.  These  factors,  among others,  raise  substantial  doubt about its ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  The Company's  attainment of profitable  operations is dependent  upon the Company  obtaining  adequate  debt and equity  financing and achieving a level of sales  adequate to support the  Company's  cost  structure.
Management  plans to raise  additional  equity capital,  continue to develop its products, and look for acquisition candidates.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of API and its wholly
owned   subsidiary,   CMG   (collectively,   the  "Company").   All  significant
inter-company accounts and transactions are eliminated in consolidation.

Development Stage Enterprise

During the year ended  December 31, 2001, the Company ceased to be a development stage company as defined in Statement of Financial Accounting Standards ("SFAS")
No.  7,  "Accounting  and  Reporting  by  Development  Stage  Enterprises."  The
Company's  planned  principal  operations  have  commenced,  and there have been revenues from those operations.

Revenue Recognition

Revenue from sales of services is  recognized  when the service is performed and billable.

Comprehensive Income

The  Company  utilizes  SFAS No. 130,  "Reporting  Comprehensive  Income."  This
statement  establishes  standards  for  reporting  comprehensive  income and its components in a financial  statement.  Comprehensive  income as defined includes all  changes in equity (net  assets)  during a period  from  non-owner  sources.
Examples of items to be included in  comprehensive  income,  which are  excluded from net income,  include  foreign  currency  translation  adjustments,  minimum
pension   liability   adjustments,   and   unrealized   gains   and   losses  on
available-for-sale  securities.  Comprehensive  income is not  presented  in the
Company's  financial  statements since the Company did not have any of the items of comprehensive income in any period presented.

Cash and Cash Equivalents

For the purpose of the  statements  of cash flows,  the  Company  considers  all highly liquid investments  purchased with original maturities of three months or less to be cash equivalents.

Inventory

Inventory,  consisting principally of videocassettes,  is valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost,  less  accumulated  depreciation  and amortization. During the year ended December 31, 2000, a portion of the property and equipment was contributed to the Company by the Company's  Chairman/majority shareholder  in  exchange  for  common  stock.  This  contributed  property  and equipment  are  carried  at  the  contributor's  cost  basis.  Depreciation  and amortization are provided using the  straight-line  method over estimated useful lives as follows:

       Production equipment                                 7 years
       Database and circulation list                        5 years
       Computer equipment                                   5 years
       Vehicles                                             5 years
       Office furniture and fixtures                     5 -7 years
       Web site development                                 5 years
       Assets under capital leases                      3 - 6 years
       Leasehold improvements              estimated useful life or
                                   lease term, whichever is shorter

Fair Value of Financial Instruments

The Company  measures its financial  assets and  liabilities in accordance  with generally accepted accounting principles. For certain of the Company's financial instruments,  including cash and cash equivalents, accounts receivable, accounts payable,  and accrued expenses,  the carrying amounts approximate fair value due to their short maturities.  The amounts shown for line of credit, note payable -
factor, notes payable - related parties, convertible debt - related parties, and capital lease  obligations  also approximate fair value because current interest rates offered to the Company for debt of similar  maturities  are  substantially the same.

Stock-Based Compensation

SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  defines a fair value based method of accounting for stock-based  compensation.  However, SFAS No. 123 allows an entity to continue to measure  compensation  cost related to stock and stock  options  issued to employees  using the  intrinsic  method of  accounting prescribed by Accounting  Principles  Board ("APB") Opinion No. 25,  "Accounting
for Stock Issued to Employees."  Entities electing to remain with the accounting method of APB No. 25 must  make pro forma  disclosures  of net loss and loss per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based  compensation to employees under APB No. 25.

Advertising Expense

The Company expenses advertising in the period the service was incurred. For the years ended December 31, 2001 and 2000,  advertising  expense was  approximately
$26,000 and $58,000, respectively.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the  recognition of deferred tax assets and  liabilities for the expected future tax  consequences of events that have been included in the financial  statements or tax returns. Under this method,  deferred income taxes are recognized for the tax consequences in future years of differences  between the tax bases of assets and liabilities and their financial  reporting  amounts at each period end based on enacted tax laws and statutory  tax rates  applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established,  when  necessary,  to reduce  deferred  tax  assets  to the  amount expected to be realized.

Loss Per Share

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is
computed  by   dividing   loss   available   to  common   shareholders   by  the
weighted-average number of common shares outstanding.  Diluted loss per share is computed  similar  to basic  loss per  share  except  that  the  denominator  is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common  shares were  dilutive.  Common  equivalent  shares are excluded from the computation  if their  effect is  anti-dilutive.  The Company  does not have any common stock equivalents.

Estimates

The preparation of financial  statements  requires  management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Risk

Revenue  from sales of  services  to related  parties was 18% for the year ended
December 31, 2000.  During the year ended December 31, 2001, the Company had net sales to five major  customers that  represented  26%, 18%, 16%, 12%, and 11% of net sales.

Recently Issued Accounting Pronouncements

In June 2001, the Financial  Accounting Standards Board ("FASB") issued SFAS No.
141, "Business  Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business
Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of
Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.
Use of the  pooling-of-interests  method  for  those  business  combinations  is prohibited.  This statement also applies to all business combinations  accounted for using the purchase  method for which the date of acquisition is July 1, 2001 or  later.  The  Company  does not  expect  adoption  of SFAS No.  141 to have a material impact, if any, on its financial position or results of operations.

In June 2001,  the FASB  issued  SFAS No. 142,  "Goodwill  and Other  Intangible
Assets."  This  statement  addresses  financial  accounting  and  reporting  for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17,
"Intangible  Assets." It  addresses  how  intangible  assets  that are  acquired individually  or with a group  of other  assets  (but not  those  acquired  in a business combination) should be accounted for in financial statements upon their acquisition.  This statement  also  addresses how goodwill and other  intangible assets should be accounted for after they have been initially  recognized in the financial statements.  It is effective for fiscal years beginning after December
15,  2001.  Early  application  is  permitted  for  entities  with fiscal  years beginning  after  March 15,  2001,  provided  that the first  interim  financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial  position or results of operations.

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  This statement applies to legal  obligations  associated with the retirement of long-lived assets that result from the acquisition,  construction, development,  and/or the  normal  operation  of  long-lived  assets,  except for certain obligations of lessees. This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived Assets." This statement  addresses  financial  accounting and  reporting  for the  impairment  or  disposal  of  long-lived  assets.  This statement  replaces SFAS No. 121,  "Accounting  for the Impairment of Long-Lived
Assets  and for  Long-Lived  Assets  to be  Disposed  of,"  the  accounting  and reporting  provisions  of APB No. 30,  "Reporting  the Results of  Operations  -
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual,  and Infrequently  Occurring Events and Transactions," for the disposal of a segment of a business,  and amends  Accounting  Research  Bulletin  No. 51,
"Financial  Statements,"  to  eliminate  the  exception to  consolidation  for a subsidiary  for which  control is likely to be  temporary.  The Company does not expect  adoption  of SFAS No.  144 to have a  material  impact,  if any,  on its financial position or results of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 consisted of the following:

      Production equipment                             $        276,591
      Database and circulation list                             239,314
      Computer equipment                                        130,722
      Vehicles                                                   70,974
      Office furniture and fixtures                             337,166
      Web site development                                       44,663
      Assets under capital leases                               448,479
      Leasehold improvements                                    701,561
      Other                                                      31,324
                                                        -----------------
                                                              2,280,794
      Less accumulated depreciation and amortization            335,381
                                                        -----------------
                      Total                            $      1,945,413
                                                        =================

Depreciation  and  amortization  expense was  $250,794 and $66,242 for the years ended December 31, 2001 and 2000, respectively.

NOTE 5 - LINE OF CREDIT

The  Company  maintained  a line of credit  with a  financial  institution  that allowed it to borrow a maximum of $210,090.  Advances on the line of credit bear interest at 8.25% per annum,  which is payable on a monthly  basis.  The line of credit is secured by accounts  receivable  and inventory and matured on April 1,
2002. The bank has not renewed the line of credit.  As of December 31, 2001, the outstanding balance under the line of credit was $203,449.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

At December 31, 2001, the Company  maintained  notes payable to certain officers of the Company, which are payable upon demand and are  non-interest-bearing.  As of December 31, 2001, the amounts due aggregated to $96,397.

NOTE 7 - CONVERTIBLE DEBT - RELATED PARTIES

The Company issued  convertible  debt, as summarized  below,  payable to various individuals, which is convertible at the option of the holder into the Company's common stock.  Interest at 30% per annum is payable on a monthly  basis.  If the note  holders  elect to convert  their debt into common  stock,  the  conversion prices range from $0.05 to $0.10 per share.  There were not any  conversions  to common stock during the year ended December 31, 2001.

The terms  associated  with each  series for the year ended  December  31 are as follows:

30% notes, due September 2002, convertible at $0.05 per share,
and secured by 750,000 shares of restricted common stock       $        150,000
30% notes, due October 2002, convertible at $0.05 per share,
and secured by 500,000 shares of restricted common stock                100,000
30% notes, due November 2002, convertible at $0.05 per share,
and secured by 500,000 shares of restricted common stock                102,500
30% notes, due December 2002, convertible at $0.05 per share,
and secured by 125,000 shares of restricted common stock                 25,000
30% notes, due December 2002, convertible at $0.10 per share,
and secured by 300,000 shares of restricted common stock                 10,000
                                                                  --------------
                           Total                               $        387,500
                                                                  ==============

In accordance with generally accepted accounting principles, the discount on the conversion  feature of the above notes  arising from the  conversion  feature is considered  to be  interest  expense  and  is  recognized  in the  statement  of operations  during the period from the issuance of the debt to the time at which the debt  becomes  convertible.  The Company  recorded a  conversion  feature of
$385,000.  Since  the  debt  was  immediately  convertible,   the  $385,000  was
recognized  in the statement of  operations  during the year ended  December 31,
2001.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company  leases its office  facilities  from two different  related  parties under operating lease  agreements,  which require monthly payments of $4,000 and
$23,000 and expire in  December  2003 and July 2011,  respectively.  The Company also leases production  equipment under capital lease  agreements.  These leases have  initial  terms  generally  ranging from three to seven years and require a fixed monthly payment.

Future minimum  payments under these  operating and capital lease  agreements at
December 31, 2001 were as follows:

    Year Ending                     Operating            Capital
    December 31,                      Leases             Leases

      2002                     $       324,000       $    265,136
      2003                             336,000            183,586
      2004                             276,000            100,367
      2005                             276,000              4,228
      2006                             276,000                  -
      Thereafter                     1,265,000                  -
                                  --------------     ----------------
                               $     2,753,000            553,317
                                  ==============
      Less amount representing interest                    74,509
                                                     ----------------
                                                          478,808
      Less current portion                                200,629
                                                     ----------------
      Long-term portion                          $        278,179
                                                     ================

Rent expense was $145,000 and $28,000 for the years ended  December 31, 2001 and
2000, respectively.

Financial Consulting Agreement

On  January  1, 1999,  the  Company  entered  into a  non-cancelable,  Corporate
Financial  Consulting  Agreement  with its  Chairman/majority  shareholder.  The agreement calls for the Company to pay the related party a monthly fee of $3,000 for a period of five years in  consideration  for the  related  party  providing general assistance in identifying  credit/capital resources as well as providing office, personnel, and facilities to the Company.

In addition,  the agreement  calls for the Company to pay the related party a 1%
success fee for any gross  amount of debt  financing  or net worth of any entity merged or  acquired  on  behalf of the  Company  by the  related  party and a 1%
renewal fee of the amount of such  financial  arrangements  for a period of five years.  Management believes that the monthly fee approximates the value of these services had the Company obtained these services from an unrelated party.

Employment Agreement

On January 1, 1999,  the Company  entered into an employment  agreement with its
Chairman/majority  shareholder.  Under the terms of the agreement,  the employee receives a salary of $250,000  per year or 5% of gross  revenue of the  Company, whichever is greater. The Company may not terminate the agreement for any reason as it relates to the employee's disability,  illness, or incapacity.  Should the employee die during the term of employment,  the Company will pay the employee's estate  $500,000  in 50  monthly  installments  of  $10,000.  Subject to certain events,  including the sale of  substantially  all of the Company's  assets to a single purchaser or bankruptcy,  the Company may terminate the agreement upon 90 days' written  notice and pay the employee  $500,000 in 12  consecutive  monthly installments.

With cause,  the Company may  terminate the  agreement  with 12 months'  written notice.  During the notice period,  the employee will be paid full  compensation and  receive  a  severance  allowance  of  $250,000  in 12  consecutive  monthly installments  beginning on the date of termination.  Without cause, the employee may terminate  employment upon 12 months' written notice to the Company.  During the notice  period,  the employee may be required to perform his duties and will be paid his full  compensation  up to the  termination  date and will  receive a severance allowance of $250,000,  which will be paid in 12 equal and consecutive monthly installments beginning on the date of termination.

This  employee  received  common stock in lieu of $101,000 in cash  compensation during the year ended December 31, 2000.

Factoring Agreements

In  February  1999,  the Company  entered  into a  factoring  agreement  without recourse  that  provides all eligible  accounts  receivable  to be factored at a discount of 12%. In  addition,  during the year ended  December  31,  1999,  the
Company  issued  50,000  shares  of  restricted  common  stock to the  factoring company,  which is owned by a  shareholder  of the  Company.  The  agreement  is
secured  by  all   accounts   receivable   and   inventory.   Furthermore,   the
Chairman/majority  shareholder guarantees 20% of the outstanding balance. Either party can cancel this agreement with 30 days' notice.

In April 2001, the Company entered into a factoring agreement with recourse that provides all eligible accounts receivable to be factored at a discount of 12% up to a maximum of  $2,000,000.  In  addition,  the  Company is  required  to pay a service charge of 3% on each invoice  factored.  These amounts are guaranteed by an officer of CMG. As of December 31, 2001, the accounts  receivable  amount and the amount due to factor was $702,075.

Litigation

The Company is involved in certain legal  proceedings  and claims which arise in the normal course of business.  Management  does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

During the years ended  December 31, 2001 and 2000, the Company sold 837,647 and
655,000  shares,  respectively,  of common  stock  for  $175,000  and  $652,500, respectively,  under regulation  4(2).  Regulation 4(2) provides for the sale of restricted  shares of common stock without the preparation of a prospectus.  The shares offered cannot be sold for a period of one year.

During the years ended December 31, 2001 and 2000, the Company issued  3,659,200 and 1,773,000 shares, respectively,  of common stock to employees and members of its Board of Directors for services  rendered.  These shares were valued between
$0.20 and $0.55, and $0.10 and $1,  respectively,  per share,  which is equal to the fair market value on the date of grant.  Compensation  expense of $1,463,610 and $676,100 was recorded with an offset to common stock and additional  paid-in capital during the years ended December 31, 2001 and 2000, respectively

During the years ended December 31, 2001 and 2000, the Company issued  1,331,500 and 201,000  shares,  respectively,  of common stock to outside  consultants and companies for services rendered. These shares were recorded at their fair market value at the time of issuance. Compensation expense of $430,715 and $201,500 was recorded with an offset to common stock and  additional  paid-in  capital during the years ended December 31, 2001 and 2000, respectively.

During the year ended  December 31, 2001,  the Company  issued  10,000 shares of common stock in exchange for book rights valued at $1,500.

During the year ended  December 31, 2001,  the Company  acquired CMG in exchange for 1,017,827 shares of common stock valued at $407,131.

Stock Option Plan

In June 2000,  the Board of Directors  approved the adoption of a  non-qualified and incentive  stock option plan,  the 2000 Stock  Purchase and Option Plan (the
"Plan").  The Plan is intended to provide incentive to key employees,  officers, and consultants of the Company who provide significant  services to the Company.
There are 5,000,000  options  available  for grant under the Plan.  Options will vest over a period of time as  determined by the Board of Directors for up to 10 years from the date of grant. The Plan expires on June 30, 2010.

The exercise  price of options  granted under the Plan will be determined by the
Board of Directors,  provided that the exercise  price will not be less than 85%
of the fair market  value on the date of grant.  In  addition,  if the option is granted to an officer or director of the Company, the exercise price will not be less  than  100% of the fair  market  value on the date of  grant.  Furthermore, incentive  stock  options  may not be granted to a 10%  shareholder,  unless the exercise price is 100% of the fair market value on the date of grant.

A summary of the Company's outstanding options and activity is as follows:

                                                                    Weighted-
                                                                    Average
                                                    Number          Exercise
                                                 of Options           Price

 Outstanding, December 31, 1999                   2,655,000  $           0.20
     Granted                                         98,000  $           0.50
     Exercised                                     (600,000) $           0.20
                                                 -----------
 Outstanding, December 31, 2000                   2,153,000  $           0.20
     Granted                                      2,375,000  $           0.23
     Cancelled                                   (2,103,000) $           0.20
                                                 -----------
          Outstanding, December 31, 2001          2,425,000  $           0.24
                                                 -----------
          Exercisable, December 31, 2001          2,425,000  $           0.24
                                                 ===========
The  weighted-average  remaining  contractual life of the options outstanding at
December 31, 2001 is 1.46 years. The exercise prices for the options outstanding at December  31, 2001 ranged from $0.05 to $0.50,  and  information  relating to these options is as follows:

                                            Weighted-     Weighted-
                               Weighted-     Average      Average
                                Average      Exercise     Exercise
 Range of          Stock         Stock      Remaining     Price of    Price of
 Exercise         Options       Options     Contractual    Options     Options
  Prices        Outstanding    Exercisable     Life      Outstanding Exercisable

$        0.05     950,000        950,000     1.02 years  $   0.05  $     0.05
$ 0.17 - 0.20     625,000        625,000     2.68 years  $   0.17  $     0.17
$        0.50     850,000        850,000     1.97 years  $   0.50  $     0.50
                -----------   -----------
                2,425,000      2,425,000
                ===========   ===========

The Company  has  adopted  only the  disclosure  provisions  of SFAS No. 123. It applies APB No. 25 and related  interpretations  in accounting for its plans and does not recognize  compensation expense for its stock-based  compensation plans other than for restricted stock and options issued to outside third parties.  If the Company had elected to recognize  compensation  expense  based upon the fair value at the  grant  date for  awards  under  these  plans  consistent  with the methodology  prescribed  by SFAS 123, the  Company's net loss and basic loss per share for the years ended December 31, 2001 and 2000 would be as follows:

                                               2001               2000
   Net loss
    As reported                        $    (5,775,333)   $     (2,238,437)
     Pro forma                         $    (6,040,104)   $     (2,328,437)
   Basic loss per common share
     As reported                       $         (0.52)   $          (0.41)
     Pro forma                         $         (0.54)   $          (0.42)

For purposes of computing  the pro forma  disclosures  required by SFAS No. 123, the fair value of each option  granted to employees  and  directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions  for the years ended December 31, 2001 and 2000:  dividend yields of
0% and 0%,  respectively;  expected  volatility  of 175% and N/A,  respectively;
risk-free interest rates of 3.6% and 4.6%,  respectively;  and expected lives of two and three years,  respectively.  The weighted-average  fair value of options granted during the year ended December 31, 2001 for which the exercise price was
greater  than  the  market   price  on  the  grant  date  was  $0.34,   and  the
weighted-average  exercise price was $0.50. The  weighted-average  fair value of options  granted  during the year ended December 31, 2001 for which the exercise price  was less  than the  market  price on the grant  date was  $0.46,  and the weighted-average exercise price was $0.05.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded  options which have no vesting  restrictions  and are fully transferable.  In addition,  option valuation models require the input of highly subjective  assumptions  including the expected stock price volatility.  Because
the  Company's  employee  stock  options  have   characteristics   significantly
different from those of traded  options,  and because  changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion,  the  existing  models do not  necessarily  provide a  reliable  single measure of the fair value of its employee stock options.

In the event of a merger,  sale of the Company,  a hostile takeover attempt,  or other sales of the Company's assets,  each director  previously  granted options will have the option to purchase 300,000 additional shares of common stock at $1 per share.

NOTE 10 - INCOME TAXES

A reconciliation of the expected income tax computed using the federal statutory income rate to the  Company's  effective  rate for the years ended  December 31,
2001 and 2000 was as follows:

                                                       2001              2000
Income benefit computed at federal
 statutory tax rate                                   (34.0)%           (34.0)%
State taxes, net of federal benefit                    (5.0)             (5.0)
Permanent differences                                   6.0                 -
Valuation allowance                                    33.0              39.0
                                                    ----------        ----------
                           Total                          - %               - %

Significant  components  of the  Company's  deferred tax assets for income taxes consisted of the following at December 31, 2001:

    Deferred tax assets
      Net operating loss carryforward                          $      1,606,000
      Bad debt                                                           40,000
      Non-qualified stock option expenses                               185,000
                                                                  --------------
                                                                      1,831,000
    Less valuation allowance                                          1,831,000
                                                                  --------------
              Net deferred tax assets                          $              -
                                                                  ==============

As of December 31, 2001,  the Company had net operating loss  carryforwards  for
federal  and  state  income  tax  purposes  of   approximately   $2,447,000  and
$1,220,000, respectively. The net operating loss carryforwards begin expiring in
2017 and 2002, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Revenue  from sales of  services  to related  parties was 18% for the year ended
December 31, 2000.

The Company issued notes payable to related parties of $96,397 (see Note 6).

The Company issued convertible debt to an officer/Board  member, a Board member, and a major shareholder totaling $387,500 (see Note 7).

The Company leases its office  facilities from two  officers/Board  members (see
Note 8).

The  Company   entered   into  a  financial   consulting   agreement   with  its
Chairman/majority shareholder (see Note 8).

The Company  entered into an  employment  agreement  with its  Chairman/majority shareholder (see Note 8).

During the year ended December 31, 2001, the Company issued a total of 2,965,000 shares of common stock to various Board members, various officers/Board members, and the Chairman/majority shareholder valued at $1,156,000, which represents the fair market value.

NOTE 12 - SUBSEQUENT EVENTS

In January and February 2002, the Company sold 1,216,668  shares of common stock through a private placement in exchange for cash of $132,500.  For each share of common stock  purchased,  the  shareholder  received one warrant to purchase one share of common  stock at an exercise  price of $0.40 per share.  In total,  the
Company issued 1,216,668 warrants,  which expire through February 2004 and carry piggyback registration rights.

In January 2002, the Company  granted  1,400,000 stock options to members of its
Board of Directors.  The stock options vest  immediately  and expire in December
2003. The exercise price is $0.40 during 2002 and $0.50 in 2003.

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

There are no disagreements between Americana and the auditors.

                                    PART III

                Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
     AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 Directors and Executive Officers and Advisors to the Board of Directors

Name                            Age              Position

George Lovato, Jr.              45               CEO/Chairman/President
Don White                       49               Director/Vice President
David Poling                    72               Director/Vice President
Jay Simon                       42               Director/Secretary/Treasurer
Jerome Ruther                   67               Director
Lowell S. Fixler                67               Advisor to the Board
Philippe de La Chapelle         59               Advisor to the Board
Stedman Walker, Ltd.            N/A              Advisor to the Board/Consultant

All  Directors of the Company will hold office until the next annual  meeting of shareholders  of the  Company or until  their  successors  are duly  elected and qualified.

The officers of the Company are appointed by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

George  Lovato,  Jr.

Mr.  Lovato is the founder of  Americana  and has been a Director,  Chairman and
President since the Company's  inception.  Over the past 15 years Mr. Lovato has acquired  extensive  management  experience  with startup  companies,  corporate finance,  computer  system and  software  development,  international  trade and relations,  strategic planning, and sales and marketing development.  Mr. Lovato has  rendered  services  to  companies  engaged in business  management,  public relations,  advertising,  corporate finance,  agriculture,  automotive  industry consulting, travel, auto rental and leasing, and insurance.

Mr. Lovato was educated in New Mexico.  He is the principal and sole owner of B.
H.  Capital  Limited,  a  merchant  banking  and  corporate  finance  consulting enterprise  located in  Albuquerque,  New Mexico with branch  offices in Denver,
Colorado and Houston, Texas.

Don White

Mr. White is a Director and Vice  President of Americana.  Mr. White is a CPA in
Houston,  Texas, and has operated an accounting  practice for over 20 years. Mr.
White was educated at Sam Houston  State  University  and received his degree in accounting in 1972. Mr. White has broad  expertise in the  development of market value  financial  statements.  He  currently  advises  the  Company  on  general
financial  matters  and  corporate   development  and  oversees  the  audit  and
acquisition  committees.  Mr. White fulfills the duties and  responsibilities of the Company's Chief Financial Officer,  as necessary.  Mr. White has served as a director and as Vice President of the Company since its inception.

Dr. David Poling

Dr. Poling is a Director and Vice President of Americana. He is also Chairman of
Sierra Publishing Group, the author of a dozen books and a nationally syndicated columnist whose column is published in 600 newspapers.  Formerly, Dr. Poling was in charge of The Christian  Herald,  a publication  with a half million  monthly circulation.  Dr.  Poling is also the  President  of the Family  Bookshelf,  the largest  religious book club in the United States.  Dr. Poling is a Presbyterian clergyman educated at College of Wooster,  Ohio and Yale University.  Dr. Poling
has  served  on the  board  as a  Director  and as a Vice  President  since  the
Company's inception.

Jay Simon

Mr.  Simon  is a  Director  and the  Company's  Secretary/Treasurer.  Mr.  Simon
graduated from the  University of New Mexico in 1986 with a BS in Pharmacy.  Mr.
Simon is currently  employed as  Executive  Director of  International  Business
Development  of  Syncor  International  Corporation,  a  nuclear  pharmaceutical
company.   Mr.   Simon  has   served  as  a  Director   and  as  the   Company's
Secretary/Treasurer since its inception.

Jerome Ruther

Mr. Ruther is a Director of the Company.  Mr. Ruther graduated from Northwestern
University  in 1954  with a degree in  accounting.  Later  Mr.  Ruther  attended
Northwestern  University  Law School and practiced in the legal  profession  for approximately  20 years.  Mr.  Ruther has had business  experience  with various media  businesses  and  real  estate  developments.  He was  also a  controlling shareholder of Sunset Productions,  Inc., an audio book production company.  Mr.
Ruther has been a Director of the Company since January 2001.

Lowell S. Fixler, Advisor to the Board of Directors

Mr.  Fixler  graduated  from  Northwestern  University  in 1954.  Mr. Fixler was president and  controlling  shareholder of  Needlecraft  Corporation of America, which was  purchased  by Quaker Oats Co.  After its purchase by Quaker Oats Co.,
Mr.  Fixler  remained  as  president  of the  division.  Mr.  Fixler has been an investor in various start-up companies and in numerous business enterprises.

Philippe de La Chapelle, Advisor to the Board of Directors

Mr. de La Chapelle  formerly was the Managing  Director of Hill Thompson Capital
Markets,  Inc., an investment  banking firm founded in 1932.  Mr. de La Chepelle specializes in the development of United States and offshore  corporate  finance opportunities.  A graduate of Georgetown Law School,  he has been  international counsel for W.R.  Grace and Co.  Currently,  he is Executive  Vice  President of
Warnaco.

Stedman Walker, Ltd., Advisor to the Board of Directors

Stedman Walker,  Ltd. is a corporate finance and investor  relations  consulting firm with over 100 years of experience.

                        Item 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with  respect to: (i) the  Company's  President as of the end of the 2001 fiscal year; (ii) the four other most highly  compensated  executive officers (in terms of salary and bonus)  serving at the end of the 2001  fiscal  year whose  annual salary and bonus exceeded $100,000;  and (iii) up to two additional  individuals who  would be in  category  (ii) but for the fact  that the  individual  was not serving as an executive  officer of the Company at the end of the last completed fiscal year (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                         LONG TERM COMPENSATION
                     ANNUAL COMPENSATION                  AWARDS         PAYOUTS
          (a)         (b)     (c)       (d)       (e)       (f)          (g)         (h)       (i)
          <s>         <c>     <c>       <c>       <c>       <c>          <c>         <c>       <c>
                                                 Other    Restricted-  Securities    All
         Name                                    Annual
         Other
          And                                    Compen   Stock        Underlying   LTIP       Other
       Principal             Salary     Bonus    sation   Award(s)     Options      Payouts    Compen
       Position       Year     ($)       ($)       ($)       ($)                    SAR(#)     sation

     George Lovato    1998        0         0         0   285,913         0         0         0
     CEO/Director     1999   81,000         0         0         0         0         0         0
                      2000  147,000         0         0   280,000         0         0         0
                      2001  141,000         0         0   264,000

       Jay Simon      1998        0         0         0     8,750         0         0         0
Sec/Treas/Director    1999        0         0         0         0         0         0         0
                      2000        0         0         0    50,000         0         0         0
                      2001        0         0         0   138,000

     David Poling     1998        0         0         0    17,500         0         0         0
V. President/Director 1999        0         0         0    75,000         0         0         0
                      2000        0         0         0   150,000         0         0         0
                      2001        0         0         0    94,000

     Jerome Ruther    2000        0         0    45,000         0         0         0
       Director       2001   15,000                       205,500   328,000

      Don White       2001   22,500         0             329,000         0
    CFO/Director

(1) No SARs were granted or exercised  by any named  executive  officer in 2001, nor did any named executive  officer hold any unexercised SARs at the end of the 2001 fiscal year.

(2) The dollar values are calculated by determining  the difference  between the fair market  value of the  securities  underlying  the options and the  exercise price of the options at  exercise.  The dollar  value  provided  represents  the cumulative  difference  in the fair market value of the common stock  underlying all  in-the-money  options  as of the last day of the 2001  fiscal  year and the exercise prices for such options.  Options are "in-the-money" if the fair market value of the underlying  Common Stock as of the last day of the 2001 fiscal year exceeds the exercise price of such options.

On January 1, 1999 the Company  entered into an  employment  agreement  with Mr.
George  Lovato,  its  President.  The term of the agreement is one year, but the agreement  may  automatically  be renewed  each year for a period of three years
unless   either  party  elects  to  terminate  it.  Mr.  Lovato  is  to  receive compensation  at the  rate of  $250,000  per year or 5% of the  Company's  gross revenue,  whichever  is  greater.  Mr.  Lovato  will not  receive  any  deferred compensation from Americana.  The Company may not terminate the agreement if Mr.
Lovato becomes  disabled,  ill or  incapacitated.  If Mr. Lovato dies during the term of employment, the Company must pay his estate the sum of $500,000 in fifty monthly  installments of $10,000 each. Subject to certain events,  including the sale of  substantially  all of the  Company's  assets to a single  purchaser and bankruptcy,  among others,  the Company may terminate the agreement upon 90 days written  notice if it pays Mr. Lovato the sum of $500,000 in twelve  consecutive monthly  installments.  The Company may terminate the agreement  with cause with twelve  months  written  notice.  During the notice  period,  the  Company  must continue to pay Mr. Lovato the full amount of his compensation.  Mr. Lovato will also  receive a  severance  allowance  of  $250,000  made in twelve  consecutive monthly  installments  beginning  on the date of  termination.  Mr.  Lovato  may terminate his employment upon twelve months written notice to the Company.

Mr.  Don White is paid  $3,000  per month for his  services  as Chief  Financial
Officer.  Mr. Jerry Ruther  receives  $2,500 per month for  consulting  services rendered by him relating to the Company's  set-up and  development  of its audio book division.

Directors  do not  currently  receive  any form of cash  compensation  for their participation  on the Company's  Board of Directors.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the stock ownership of each person known by the
Company to be a beneficial owner of five percent (5%) or more of the  Company's equity securities, each Director individually and all, Directors and officers of the Company as a group.  Each person has sole voting and investment  power with respect to the shares shown unless otherwise indicated.

Name and Address of                         Amount Own           Shares
   Beneficial Owner      Title of Class    Beneficially       owned % of
--------------------------------------------------------------------------------

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

             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On  January  1, 1999  Americana  entered  into a  Corporate  Finance  Consulting
Agreement with B. H. Capital Limited.  The term of the agreement is for 5 years.
This agreement  requires Americana to pay a success fee to B. H. Capital Limited for any financing  obtained for Americana by B. H. Capital Limited.  The success fee is calculated as 1% of the gross amount of financing raised.

Americana also pays B. H. Capital Limited a $3,000.00  monthly  facility use fee for use of B. H. Capital  Limited's  office,  personnel,  and  facilities.  This agreement was also entered into on January 1, 1999 and has a term of 5 years.

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 2.1  Agreement of Purchase and Sale of Assets - Trine Publications, Inc.

Exhibit 2.2  Stock Purchase and Share Exchange Agreement - Corporate Media Group

Exhibit 99.1  Convertible Debenture September 13, 2001- Jerome Ruther

Exhibit 99.2  Convertible Debenture October 12, 2001 - Jerome Ruther

Exhibit 99.3  Convertible Debenture November 21, 2001 - Jerome Ruther

Exhibit 99.4  Convertible Debenture September 27, 2001 - Lowell Fixler

Exhibit 99.5  Convertible Debenture

Exhibit 99.6  Convertible Debenture December 5, 2001 - Don White

                                                                     Exhibit 2.2

                    AGREEMENT OF PURCHASE AND SALE OF ASSETS

THIS AGREEMENT is dated January 31, 2001 by and among, Trine Publications, Inc., a corporation  organized and existing  under the laws of the State of California and  having  its  principal  office in Santa  Cruz,  California  (Seller"),  and
Americana  Publishing,  Inc., a Colorado corporation having its principal office in  Albuquerque,  New Mexico  ("Purchaser"),  and the party(ies)  executing this
Agreement as holder(s) of an interest in Seller (hereinafter collectively called the ["Interest Holder(s)"]).

                                     RECITAL

In consideration  of the mutual covenants and agreements  hereinafter set forth, the parties hereby agree as follows:

1.1  Purchase and Sale of Assets.

Subject to and upon the terms and conditions set forth in this Agreement, Seller will sell, transfer, convey, assign and deliver to Purchaser, and Purchaser will purchase, at the Closing hereunder,  assets referred to in the form Bill of Sale to be attached  hereto as Exhibit "A"  consisting  of book  inventory and author contracts and the assets reflected on the balance sheet to be attached hereto as
Exhibit "B", with only such  disposition of such assets reflected on the balance sheet as shall have occurred in ordinary  course of Seller's  business as of the date of this agreement.  Seller's assets shall be conveyed free and clear of all
liabilities,   obligations,   liens  and   encumbrances   excepting  only  those
liabilities  and  obligations  which are  expressly  assumed  by  Purchaser  and disclosed in writing herein on the Closing Liability  Undertaking to be attached hereto as Exhibit "C".

1.2  Physical Possession of the Assets.

It is  specifically  agreed  that  physical  delivery  of any and all  rights of possession,  control and use of all of the assets shall  transfer as of the date of the execution of this agreement.

2.     Purchase Price.

          A. In consideration of the sale, transfer, conveyance,  assignment and delivery of the  Seller's  assets by Seller to  Purchaser,  and in reliance upon the  representations and warranties made herein by Seller and Interest
     Holder,  Purchaser, in full payment thereof, pay to Seller at the Closing a total purchase price of Ten Thousand (10,000) shares of Rule 144 restricted stock in Americana Publishing, Inc..

          B. In addition to the foregoing, Purchaser will execute and deliver to
     Seller at the Closing a Liabilities  Undertaking in the form of Exhibit "C"
     to be annexed hereto.

          C. In the  event  that  between  the  date of this  agreement  and the
     Closing,  Seller shall make any payment or payments outside of the ordinary course of Seller's business to any person, firm or entity in respect of any matter (including,  without limitation,  any and all expenses in respect of this  Agreement)  other than the reduction or elimination of liabilities or
     obligations   which  Purchaser  would  otherwise  have  assumed  under  the aforesaid  Liabilities  Undertaking,  then Seller shall pay to Purchaser at the  Closing,  by  cashier's  or  certified  check,  an amount equal to the aggregate amount of all such payments.

3.1   Closing.

Subject to the  Provisions  of Sections  8.8 and 10.0,  the Closing of the Asset
Purchase  shall  take  place on or  before , 2001 at such  place and time as the parties may mutually  agree in writing.  The date on which the Closing occurs is sometimes hereinafter referred to as the "Closing Date."

3.2      Deliveries at Closing

          A. At the Closing, the Seller and its Interest Holders will deliver to
     Purchaser:

               (i) A Bill of Sale duly executed by Seller in the form of Exhibit
          "A" to be attached hereto;

               (ii) Such other good and  sufficient  instruments  of conveyance, assignment  and  transfer,  in  form  and  substance  satisfactory  to
          Purchaser's  counsel,  as shall be effective to vest in Purchaser good and marketable title to Seller's Assets.

               (iii)  All   contracts,   files  and  other  data  and  documents
          pertaining to Seller's  Assets  transferred  hereby,  except  Seller's minute books and stock ledger  records,  and (iv) All other  documents required to be  delivered to Purchaser  under the  provisions  of this
          Agreement.

          B. At any time and from time to time after the Closing, at Purchaser's request and without further consideration, Seller and Interest Holders will execute and deliver such other instruments of sale,  transfer,  conveyance,
     assignment  and   confirmation  and  take  such  action  as  Purchaser  may
     reasonably  deem  necessary  or  desirable  in  order  to more  effectively transfer,  convey and assign to Purchaser, and to confirm Purchaser's title to all of  Seller's  assets,  to put  Purchaser  in actual  possession  and operating  control thereof and to assist Purchaser in exercising all rights with respect thereto.

4.      Representations and Warranties.

As an inducement to the  Purchaser to enter into this  Agreement and  consummate
the  transactions   contemplated  hereby,  each  Interest  Holder,  jointly  and severally, represents and warrants to Purchaser that:

4.1     Organization, Standing and Qualification.

Trine Publications, Inc. and each of Trine Publications,  Inc., Interest Holders
(defined below) is a corporation  duly organized,  validly  existing and in good standing under the laws of the State of California,  and they have the corporate power and lawful  authority to own, lease and operate their assets,  properties, subsidiaries  and  businesses  and  to  carry  on  their  business,  all  as now conducted.

4.2     Ownership.

The Trine Publications,  Inc. Interest Holder owns all of the interest in Hollis
Books,  LLC,  beneficially  and of  record,  free and  clear of all liens of any nature. The Interest Holder of Trine Publications,  Inc., has the full right and power to consummate this Asset Purchase  Agreement without obtaining the consent of any other person or governmental authority. The Asset Purchase is not subject to registration under applicable state and/or federal securities laws.

4.3. No Violations/Consents.

Except as set forth on Schedule  4.3  attached  hereto or any other  schedule to
this   Agreement,   the  execution  and  delivery  of  this  Agreement  and  the consummation  of the  transactions  contemplated  hereby  will not  violate  any provision of or result in the breach of or accelerate or permit the acceleration of the  performance  required  by the  terms  of any  applicable  law,  rule  or regulation of any governmental  body, the Articles of Incorporation,  or By-laws of Trine Publications, Inc., or any lease, bond, mortgage, note, loan agreement, credit agreement or facility, indenture or any other material agreement to which any Trine Publications, Inc., Interest Holder or Trine Publications, Inc.,or its
subsidiaries is a party or by which they may be bound, or of any order, judgment or decree  applicable  to it or them,  or  resulting  the creation of any claim, lien,  charge  or  encumbrance  upon any of the  property  or  assets  of any of
Seller's  interest,  or  terminate  or  result  in the  termination  of any such agreement,  or in any material way affect or violate the terms of conditions of, or result in the cancellation,  modification,  revocation, or suspension of, any of the licenses, franchises, approvals,  certificates,  permits or authorization held by Trine Publications, Inc., or any of its subsidiaries.  Schedule 4.3 also sets forth the name of any third party from whom any  Interest  Holder in Seller or Seller or any of its subsidiaries  must obtain consent in order for any Trine
Publications,  Inc., Interest Holder to validly and lawfully perform his, her or its obligations hereunder.

4.4.  Financial Statements.

The Interest  Holder has furnished to the purchaser  true and correct  copies of any of the financial  statements and financial  forecasts as may be requested by
Buyer's auditors.

4.5. Conduct of Busines. No Adverse Changes.

Since the 31st day of December, 2000, except as set forth in Schedule 4.5:

     A. The  respective  businesses  of Seller  and its  subsidiaries  have been conducted in the ordinary course.

     B. There has been no damage,  destruction  or loss, or other  occurrence or development  (whether or not insured  against),  which either singly,  or in the aggregate,  materially,  adversely  affect  the  properties  or  assets,  or the business, operations or affairs of Seller or any subsidiary.

4.6. Absence of Other Events.

Since 15  December,  2000,  and except as set forth on  Schedule  4.6,  attached hereto or elsewhere in this  agreement,  neither Seller nor any subsidiary  has, except as contemplated by or expressed in this Agreement:

     A.  Created or incurred  any material  liability  (absolute or  contingent)
except for:

          (i)  unsecured  current  liabilities  incurred  for other  than  money borrowed and

          (ii) liabilities  under contracts  entered into in the ordinary course of business;

     B.  Loaned  any  money or  otherwise  pledged  the  credit of Seller or any subsidiary,  or  mortgaged,  pledged  or  subjected  to any  lien  or  otherwise encumbered any of its assets, tangible or intangible;

     C. Made any  expenditures or capital  additions or improvements  that, with respect to a particular  project,  exceed  $1,000.00 or exceed  $2,000.00 in the aggregate;

     D. Sold or otherwise  disposed of, or  contracted to sell or dispose of any of its assets,  tangible or  intangible;  or canceled  any debts or claims in an amount for any debt or claim in excess of $1,000.00  or,for all debts and claims not listed on Schedule 4.7, in excess of $2,000.00 in the aggregate,  except, in each case, in the ordinary course of business.

     E. Declared or paid any dividends or made any other  distribution  on or in respect of, or directly or indirectly purchased,  retired, redeemed or otherwise acquired any interest in Seller;

     F. Suffered any labor disputes or organizational activity by its employees;

     G. Made or became a party to any contract or commitment yet to be performed which in any one case  involved  an amount in excess of  $2,000.00  or a term in excess of ninety (90) days;

     H. Issued or sold any interest in Seller or rights,  options or warrants to purchase any interest in Seller, or any securities convertible into any interest in Seller;

     I. Paid or agreed to pay,  conditionally  or  otherwise,  any bonus,  extra compensation,  pension or severance  pay to any  director,  officer or employee, whether  under any existing  pension or other plan or otherwise or increased the compensation,  including salaries,  fees, commissions,  bonuses, profit sharing, incentive,  pension,  retirement  or  other  similar  payments,  to  any  of its directors, officers or employees;

     J. Become bound by or entered into any contract,  commitment or transaction other than in the ordinary course of business; or

     K.  Entered  into any  contract  or  agreement  to do or perform any of the foregoing activities.

4.7. Undisclosed Liabilities.

Except as set forth on Schedule  4.7  attached  hereto,  neither  Seller nor any subsidiary has incurred or suffered any debt, liability or other obligation of a material nature, whether accrued, absolute, contingent or otherwise, and whether due or to become due,  which is not  reflected  or reserved  against in Seller's
Financial  Statements,  except  for  debts,  liabilities  or  other  obligations incurred in the ordinary course of business which are usual and normal in amount both individually and in the aggregate.

4.8. Title to Assets.

Except as set forth on Schedule 4.8 attached hereto, Seller and its subsidiaries have good and marketable  title to all their  respective  assets and properties, including the assets and properties  reflected in Seller's Financial  Statements whether real,  personal or mixed and whether  tangible or  intangible,  free and clear of  restrictions  on, or conditions  to,  transfer or  assignment,  and of mortgages liens, pledges, charges,  encumbrances,  security interests, equities, claims, easements, rights of way, covenants, conditions and restrictions except:

     A. As  otherwise  expressly  indicated  in  Seller's  Financial  Statements provided to the auditors; and

     B. The lien of current taxes not yet due and payable;

There are no outstanding  rights or options in any third party to acquire any of such assets or properties or any interest therein.

Americana Publishing,  Inc. will not incur or pay any expenses to the seller for distribution of shares issued to seller in payment of purchase money  obligation to individual Interest Holders.

4.9  Building and Structures.

All of the buildings and structures leased by Seller or its subsidiaries or used or employed by them in their business, are in a satisfactory operating condition as required for the proper  operation and use thereof in the ordinary  course of business free from any known defects except (A) such defects as require  routine maintenance  and (B) such  defects as do not  substantially  therefore  with the continued  use thereof in the conduct of the business  conducted in  connections therewith  and conform in all material  respects to all  applicable  ordinances, regulations and other laws relating thereto and the use thereof.

4.10 Real Property.

     A. Since the inception of Trine  Publications,  Inc., or its  subsidiaries, neither  Trine  Publications,  Inc.,  nor any of its  subsidiaries  has owned or operated any real  property  except for  commercial  office  space  described in
Schedule 4.10.

     B. Seller owns no real property. Schedule 4.10 sets forth all real property leased to Seller or its subsidiaries and specifying the general location of each such property, the names of the lessor and the lessee, the term of lease and the rent  payable  thereunder.  Seller's  Interest  Holder  has  made  available  to
Purchaser a copy of each lease by which Seller or such  subsidiary  acquired the leased real property described in Schedule 4.10. Except as set forth in Schedule
4.10,  neither the  Seller's  Interest  Holder,  Seller nor any  subsidiary  has received any written notice from any governmental  agency,  board, bureau, body, department  or  authority  of any  United  States or foreign  jurisdiction  with respect  to the  use or  occupancy  of any of the  real  property  described  in
Schedule 4.10. Each lease pursuant to which Seller or any subsidiary  leases any real  property  is in full  force and  effect  and is valid and  enforceable  in accordance  with its terms.  There is not, under any such lease,  any default of which the Seller's  Interest Holder has knowledge by Seller or any subsidiary or any event of which the Seller's  Interest Holder has knowledge that with notices or lapse of time or both  would  constitute  such a  default  by  Seller  or any subsidiary.

4.11     Litigation.

Except  as set  forth on  Schedule  4.11,  Seller  is not  party  to,  or to the knowledge of the Seller's Interest  Holders,  threatened with, any litigation or judicial,  administrative or arbitration  proceedings,  or any unasserted claims reasonably possible of assertion.

4.12.Material Agreements.

Schedule  4.12 sets forth all of the material  agreement,  contracts,  licenses, commitments or binding arrangements, express or implied (collectively, "Material
Agreements") to which Seller or any of it subsidiaries  are a party,  including, without limitation;

     A. agreement with any current or former Interest Holder, director,  officer or employee;

     B. agreements with any consultant or advisor;

     C.  agreements  with  any  labor  union  or  association  representing  any employee;

     D. benefit plans (as hereinafter defined);

     E.  continuing  agreements  for the purchase or  acquisition  of materials, supplies,  equipment,  or  services,  sales  agency  distributorship  materials, supplies,  equipment,  or services,  sales agency  distributorship  marketing or management agreements;

     F.  agreements  for the sale of any of its assets,  properties  or business other than in the ordinary  course of business or for the grant to any person of any preferential rights to purchase any of its assets, properties or business;

     G. joint venture agreements;

     H. financing agreement;

     I. loan, credit facility and factoring agreements;

     K. construction agreements;

     L. non-compete agreements;

     M. agreements not terminable by Seller or the subsidiary  without  penalty, within ninety (90) days, or

     N. any other material  agreement whether or not made in the ordinary course of business.

Except as set forth on Schedule 4.12, all of the Material Agreements are in full force  and  effect  and  Seller  has paid in full or  accrued  all  amounts  due thereunder and has satisfied in full or provided for all of its  liabilities and obligations  thereunder,  and is not in  default  under any of them,  nor to the knowledge of the Interest  Holders is any other party to any Material  Agreement in default thereunder.

4.13     Accounts Receivable.

Except as set forth in Schedule 4.13, all notes and accounts receivable shown on
Seller's financial  statements or thereafter  acquired by it have been collected or are to the  knowledge  of the Seller and its  Interest  Holders,  current and collectible in accordance with their terms. Subject to returns and allowances in the ordinary  course of business at the aggregate  recorded  amounts thereof and are subject to no  counterclaims  or set-offs or  challenges  after audit by any customer  or client.  Except as set forth on  Schedule  4.13,  the  reserve  for doubtful  accounts  appearing on Seller's  Financial  Statements (or in Seller's
Financial  Statements to be provided) will be consistent with the past practices of  Seller  and is (or  will  be) a  sufficient  reserve  in  light  of the past practices of Seller and its subsidiaries.

4.14     Governmental Authorizations and Regulations.

Schedule 4.14 lists all  licenses,  franchises,  permits and other  governmental authorizations  held by Seller which are necessary to operate and to conduct its businesses. Such licenses, franchises, permits and other governmental are valid, and Seller has not received any notice that any governmental  authority  intends to  cancel,  terminate  or not renew  any  license,  franchise,  permit or other governmental authorization.

4.15     Compliance with Laws.

Except as set forth on  Schedule  4.15,  there  does not exist any basis for any claim of default  under or  violation of any  federal,  state,  local or foreign statute, law, ordinance, regulation, rule permit, judgment, order or decree that would have a materially  adverse  impact upon Seller or any subsidiary and their respective properties, assets, operation and/or businesses.

4.16     Patents and Trademarks.

Set forth in Schedule 4.16 is complete list of all patents, patent applications, trademarks or trademark  applications owned by Seller or any subsidiary.  Seller and its  subsidiaries  own,  free and clear of all liens  and  encumbrances  all right,  title,  and interest in and to and possesses  adequate  license or other rights to use all  patents,  trademarks,  trade names,  copyrights,  inventions, for-mule,  methods  and  processes  presently  utilized  by it in conduct of its businesses  generally,  and the  same are  valid  and un good  standing  and are adequate and sufficient to permit Seller and its  subsidiaries  to conduct their businesses  as now  operated,  and no other  rights of any kind  enumerated  are utilized or required by Seller or any subsidiary in its operations. The Seller's
Interest  Holders have no knowledge of the  invalidity or conflict of any of the same with the  asserted  rights  of  others.  No claim is  pending  nor,  to the knowledge of the Seller,  that  activities  of Seller or any  subsidiary  of its businesses or the  manufacture or sale of any of its products or services or any formulae,  method or process, part or material it employs,  infringes in any way upon any rights of the type  enumerated  above  owned by  others.  No claims are pending nor, to knowledge of the Seller are  threatened or have been made within the  past  five  (5)  years  for  interference,  opposition,  re-examination  or cancellation of the patents described on Schedule 4.16 hereto. The execution and delivery  of this  agreement  will not  alter or  impair  the  rights  in or the validity of the  intellectual  property  described on Schedule 4.16 and does not infringe on or misapply any intellectual  property agreements pertaining to such intellectual  property.  To the knowledge of the Seller, no other party has been infringing on or misapplying  the  intellectual  property  described on Schedule
4.16 hereto which shall be irrevocably transferred to Buyer free and clear under this agreement.

4.17     Labor Relations.

Schedule  4.17 attached  hereto lists all  collective  bargaining  agreements to which  either  Seller  or any  subsidiary  is a  party,  copies  of  which  have
previously  been  delivered  to  Purchaser.   As  used  in  this  Section  4.17,
"collective  bargaining  agreements" includes written basic agreements between a labor  organization and either Seller or any subsidiary,  including all material amendments thereto.  Except as described in Section 4.17; (A) neither Seller nor any subsidiary is a party to any collective  bargaining  agreement;  (B) neither
Seller  nor any  subsidiary  has been  notified  by written  charge,  complaint, citation or claims that it is in violation of applicable federal, state or local laws concerning the safety and health of employees, discrimination in employment or  employment  practices,  the  payment  of  wages,  hours of work or terms and conditions of  employment,  or the  commission of unfair labor  practices  which violations  individually or in the aggregate would have a substantial likelihood of materially  adversely  affecting  the business of Seller or its  subsidiaries taken as a whole;  (C)  there is no labor  strike,  or other  work  stoppage  of employees  of Seller or its  subsidiaries  currently  in effect  and to the best knowledge of Seller or any subsidiary none threatened except as may occur at the expiration  of  existing  collective  bargaining  agreements;  (D)  there  is no slowdown which has a substantial  likelihood of materially  adversely  affecting the  business  of  Seller  and its  subsidiaries  taken as a  whole;  (E) to the
knowledge   of  the   Seller's   Interest   Holders,   no  question   concerning
representation  (as such term is used in the context of  proceedings  before the
National Labor  Regulations  Board) exists respecting the employees of Seller or any subsidiary;  (F) no grievances nor any arbitration proceeding arising out of or under any collective  bargaining  agreement of Seller or its  subsidiaries is pending nor to the knowledge of the Seller's Interest Holders,  threatened,  and
(G) neither seller nor its subsidiaries have in the past three years experienced a work  stoppage by their  employees  which work  stoppage  caused a significant interruption of normal operations.

4.18     Taxes, Tax Returns and Audits.

The Seller has timely filed,  or caused to be timely filed,  all federal,  state and local tax returns (including, without limitation, payroll tax returns) as to the operations of Seller or any subsidiary which are required by law to be filed and all such tax returns are complete  and  accurate in all material  aspects in accordance with all legal requirements applicable thereto insofar as they relate to the operations of Seller or any  subsidiary.  Except as set forth on Schedule
4.18 attached hereto, the Seller has paid (or caused to be paid) all taxes which have become due  pursuant to said tax  returns,  or pursuant to any  assessment.
True and correct  copies of the  Federal  income tax returns and state and local income tax returns  filed by Seller for its fiscal  years  ending  1996  through
1999,  have been  delivered to Purchaser.  Except as set forth on Schedule 4.18, attached hereto,  there are no outstanding  agreements or waivers  extending the statutory  period of limitation  applicable to any tax return (whether  federal, state or local) for or including Seller for any period.

4.19     Tax Liability.

Except as set forth on Schedule 4.19, the amount recorded on Seller's  Financial
Statements for Seller and its  subsidiaries as a current  liability for taxes is sufficient  for the  payment  of all  unpaid  federal,  state  and  local  taxes
(including,  without  limitation,  payroll  taxes)  payable  by  Seller  and all interest and penalties in respect thereof, accrued or applicable (whether or not now asserted or determined) for the period ended December 31, 2000 and all years and periods prior thereto.

4.20     Brokers.

No finder,  broker,  agent or similar intermediary has acted for or on behalf of
Seller or any subsidiary in connection  with this agreement or the  transactions contemplated  hereby, and no finder,  broker,  agent or similar  intermediary is entitled  to any  finder's,  broker's  or  similar  fee or other  commission  in connection  therewith based on any agreement,  arrangement or understanding with the Seller  Shareholders or any action taken by Seller, or any subsidiary or the
Seller's Interest Holders.

4.21     Bank Accounts, Offices and Employees .

Schedule 4.21 attached  hereto  contains:  (A) a list of all banks (with account numbers) in which Trine Publications,  Inc., or any Subsidiary has an account or safe deposit box and the names of all persons authorized to draw thereon or have access thereto;  (B) the names of all incumbent  directors or officers of Seller or any Subsidiary; (C) the names and locations of all employees,  together with, for salaried  employees  monthly,  each of their current  salaries;  and (D) the names of all  persons  holding  powers of  attorney  from  Seller  and a summary statement of the terms thereof.

4.22 Foreign Corrupt Practices Act.

Neither Seller nor its Subsidiaries nor any director,  officer,  agent, employee or other person  associated with Seller or its Subsidiaries  acting on behalf of
Seller  or any  Subsidiary  has  used  any  corporate  funds  for  any  unlawful contribution,  gift,  entertainment  or  other  expense  relating  to  political activity or made any direct or indirect unlawful payment to any United States or foreign  government  official or employee from corporate funds or violated or is in violation of any provision of the Foreign  Corrupt  Practices Act of 1977, as amended, or paid or made any bribe, rebate, payoff, influence payment, kickback, or other unlawful payment.

4.23 Accounting Practices.

Seller and each Subsidiary makes and keeps accurate books and records reflecting its assets and maintains  internal  accounting  controls that provide reasonable assurance that (A)  transactions are executed with  management's  authorization,
(B)  transactions  are recorded as necessary to permit  preparation of financial statements and to maintain  accountability for the assets of and each Subsidiary permitted  only  in  accordance  with  management  authorization,  and  (C)  the accounting  methods used for purposes of financial  accounting  and reporting by
Seller and each  Subsidiary  for all  periods up to and  including  the  taxable period in which the Closing  Date  occurs,  have been and will be in  accordance with Generally Accepted Accounting Principles consistently applied.

4.24  Disclosure.

No representation, warranty or covenant made by the Seller's Interest Holders in the Agreement or any Schedule, statement, list or certificate furnished or to be furnished to Purchaser  pursuant thereto,  or in connection with the transaction contemplated hereby, contain any untrue statement of a material fact, or omit to state a material  fact  required to be stated  therein or  necessary to make the statements contained therein not misleading.

4.25     Closing.

At Closing,  all of the representations and warranties  contained herein will be true and accurate.

5.    Representations and Warranties of Purchaser.

The Purchaser represents and warrants to the Shareholders as follows:

5.1    Corporate Organization, Standing.

The  Purchaser  corporation  is duly  organized,  validly  existing  and in good standing under the laws of the State of California.

5.2     Authorization or Agreement.

This  Agreement  has been duly  authorized,  executed and delivered by Purchaser and,  subject to the due  authorization,  execution  and  delivery  by the other parties hereto,  constitutes a legal, valid and binding obligation of Purchaser.
The  execution  and  delivery  of  this  Agreement,   the  consummation  of  the
transactions  contemplated  hereto and the  fulfillment  and compliance with the terms and conditions  hereof do not and will not after the giving of notice,  or the lapse of time, or otherwise;  (A) violate any  provisions of any judicial or administrative order, award, judgment or decree applicable to Purchaser,  or (B)
conflict  with any of the  provisions of the  Certificate  of  Incorporation  or
By-Laws of Purchaser, or(C) conflict with, result in a breach of or constitute a default under any  agreement or  instrument to which  Purchaser is a party or by which it is bound.

5.3     Brokers.

No finder,  broker,  agent or similar intermediary has acted for or on behalf of
Buyer in connection with this Agreement or the transactions contemplated hereby, and no  finder,  broker,  agent  or  similar  intermediary  is  entitled  to any finder's,  broker's or similar fee or other  commission in connection  therewith based on any  agreement,  arrangement  or  understanding  with  Purchaser or any actions taken by Purchaser.

5.4  Litigation.

Except as set  forth on  Schedule  5.5,  the  Purchaser  is not party to, to the knowledge of the Purchaser's Shareholders, or threatened with, any litigation or judicial,  administrative or arbitration  proceedings,  or any unasserted claims reasonably possible.

5.5  Compliance with Laws.

Except as set forth on Schedule 4.16 or 4.18, there does not exist any basis for any claim of default under or violation of any federal, state . local or foreign statute,  law ordinance,  regulation,  rule, permit,  judgment , order or decree that would have a materially adverse impact upon the Purchaser or any subsidiary and their respective properties, assets, operation and/or businesses.

5.6  Tax Liability.

Except as set forth on Schedule  4.21,  the amount  recorded on the  Purchaser's
Financial  Statements  for the  Purchaser  and  its  Subsidiaries  as a  current liability for taxes is sufficient for the payment for all unpaid federal,  state and local taxes( including,  without  limitation,  payroll taxes) payable by the
Purchaser  and all  interest  and  penalties  in  respect  thereof,  accrued  or applicable  (whether or not now  asserted or  determined)  for the period  ended
December, 1999, and all years and periods prior thereto.

5.7  Certain Transactions.

Except for the  transactions  contemplated by this Agreement and as set forth in
Section 4.23, there is no transaction, and no transaction now proposed, to which
Americana  Publishing,  Inc. or its  Subsidiaries was or is to be a party and in which any director or officer of the Purchaser or its Subsidiaries or any person owning of record or beneficially more than 10% of the outstanding  capital stock of any class of the Purchaser or its  Subsidiaries  or any associate (as defined in 17  C.F.R.  Sec.  240.14(a)-la)  of any such  person  had or has a direct  or indirect material interest.

5.8  Foreign Corrupt Practices Act.

Neither the Purchaser nor its  Subsidiaries  nor any director,  officer,  agent, employee or other person associated with or acting on behalf of the Purchaser or any Subsidiary has used any corporate funds for any unlawful contribution, gift, entertainment or other expense relating to political activity or made any direct or indirect unlawful payment to any United States or foreign government official or employee  corporate  funds or violated or is in violation of any provision of the Foreign  Corrupt  Practices  Act of 1977,  as  amended,  or paid or made any bribe, rebate, payoff, influence payment, kickback or other unlawful payment.

5.9  Accounting Practices.

The Purchaser and each  Subsidiary  makes and keeps  accurate  books and records reflecting its assets and maintains  internal  accounting  controls that provide reasonable  assurance  that (A)  transactions  are  executed  with  management's authorization,  (B)transactions  are recorded as necessary to permit preparation of  Purchaser's  financial  statements  and to maintain  accountability  for the assets of  Purchaser  and each  Subsidiary  permitted  only in  accordance  with management  authorization,  and (C) the accounting  methods used for purposes of financial  accounting and reporting by the Purchaser and each Subsidiary for all periods up to and including the taxable period in which the Closing Date occurs, have  been  and  will  be  in  accordance  with  Generally  Accepted  Accounting
Principles consistently applied.

5.10 Disclosure.

No representation,  warranty or covenant by the Purchaser's  Shareholders in the
Agreement nor any Schedule,  statement,  list or certificate  furnished or to be furnished to Purchaser  pursuant thereto,  or in connection with the transaction contemplated hereby, contain any untrue statement of a material fact, or omit to state a material  fact  required to be stated  therein or  necessary to make the statements contained therein not misleading.

5.11  Closing.

At Closing,  all of the representations and warranties  contained herein will be true and accurate.

6.0   Covenants of the Interest Holders of Seller.

The Interest  Holders of Seller covenant and agree with Purchaser that they will perform,  or will cause Seller and its  Subsidiaries  to perform,  the following covenants  between the date hereof and the Closing Date (which  covenants  shall survive the Closing);

6.1   Access to Information and Corporate Records.

The Interest  Holder  covenants and agrees that he will cause the Seller and its
Subsidiaries  to  provide  Purchaser,  and its  counsel,  accountants  and other representatives  full  access  during  normal  business  hours  to  all  of  the properties, books, accounts, records, contracts and documents of and relating to
Seller.  The Interest Holder shall cause Seller and its  Subsidiaries to furnish to Purchaser and their counsel,  accountants and  representatives  all documents and other  information  concerning the business,  finances and properties of and each  Subsidiary  which  Purchaser may reasonably  request from time to time and hereby  authorizes  and  directs  the  accountants  and  auditors  of  and  each
Subsidiary  to  make  available  to  Purchaser  and  their  representatives  all financial  information  concerning  Seller and each  Subsidiary  which is in its possession,  including their work papers.  Nothing contained in this Section 6.1 shall in any way affect the survival of the  representations  and  warranties of the Shareholders as hereinafter provided.

6.2  Corporate Matters.

The Interest Holders shall not permit Seller or any Subsidiary to:

     (A) Amend its Certificate of Organization or By-Laws;

     (B) Sell any of its interest;

     (C) Issue or create  any  warrants,  obligations,  subscriptions,  options, convertible  securities or other commitments for the issuance of transfer of any ownership interest.

     (D)   Enter   into   any   merger,    consolidation,    reorganization   or
re-capitalization  or  reclassification  other than as necessary to perform this
Agreement;

     (E) Declare or pay any dividend on or make any  distribution  in respect of its ownership interest;

     (F) Directly or  indirectly  purchase,  redeem,  or  otherwise  acquire any shares of its ownership interest; or

     (G) Agree to do any of the foregoing acts.

6.3  Conduct of Business.

Between the date of this Agreement and Closing, except as otherwise permitted by the prior written consent of Purchaser,  which will not be unreasonably withheld or delayed, the Interest Holders agree that:

     A. Purchaser will assume  responsibility  for the conduct Seller's business and  operations,  and, will maintain all of Seller's  properties and assets in a manner consistent with prior practice and will perform all material  obligations under all agreements binding upon Seller;

     B.  Neither  Seller nor any of its  Subsidiaries  shall become party to any agreement,  which,  if it existed on the date  hereof,  would be  required to be listed in Schedule 4.12 hereto;

     C.  Neither  Seller  nor any of its  Subsidiaries  will do any of the  acts listed in Section 4.6 hereof.

     D. Neither  Seller nor any of its  Subsidiaries  will take any actions that would detrimentally affect the policies of insurance referred to in Section 4.23 hereof,

     E.  Neither  Seller  nor  any of  its  Subsidiaries  will  enter  into  any
compromise  or  settlement  of  any   litigation,   proceeding  or  governmental
investigation  relating  to it or its  properties  or business  and  involving a payment of commitment by it exceeding, in the aggregate, $2,000.00.

     F.  Neither  Seller nor any of its  Subsidiaries  will  borrow any money or acquire or guarantee any debt for borrowed  money except in the ordinary  course of business;

     G.  Neither  Seller  nor any of its  Subsidiaries  will  lend any  money or otherwise pledge the credit of either Seller or its  Subsidiaries  except in the ordinary course of business; and

     H. Neither  Seller nor any of its  Subsidiaries  will knowingly fail in any
material   respect  to  comply  with  any  laws,   ordinances,   regulations  or
governmental restrictions applicable to either or any of its Subsidiaries.

6.4  Business Organization.

The Interest  Holders shall cause Seller and its  Subsidiaries to use their best efforts,  without making any commitments on behalf of Purchaser, to preserve its respective  business  organization  intact,  to keep available to Seller and its
Subsidiaries  the  services  of their  present  officers  and  employees  and to preserve and  maintain  its present  relationships  with  suppliers,  customers, lessor and others having business relationships with them.

7.0  Covenants of the Buyers.

The Purchaser  covenants and agrees that it will perform the following covenants between the date hereof and the Closing Date (which  covenants shall survive the
Closing):

7.1  Access to Information and Corporate Records.

Purchaser is a publicly held company and all financial,  management and business affairs  information  required in public  filings is publicly  displayed  on the
Securities Exchange Commission Website.

7.2  Corporate Matters.

The Purchaser shall not:

     A. Amend its Certificate of Incorporation or By-Laws;

     B.  Issue or create  any  warrants,  obligations,  subscriptions,  options, convertible  securities  or other  commitments  for the  issuance or transfer of shares of its capital stock,

     C. Enter into any merger, consolidation, reorganization or recapitalization or  reclassification  of its stock  other  than as  necessary  to  perform  this
Agreement;

     D.  Declare or pay any dividend on or make any  distribution  in respect of its capital stock;

     E. Directly or indirectly purchase, redeem, or otherwise acquire any shares of its capital stock; or agree to do any of the foregoing acts.

7.3  Conduct of Business.

Between the date of this Agreement and Closing, except as otherwise permitted by the prior written consent of Purchaser,  which will not be unreasonably withheld or delayed:

     A.  The  Purchaser  and its  Subsidiaries  will  conduct  their  respective business and operations only in the ordinary course,  will maintain all of their properties  and  assets in a manner  consistent  with  prior  practice  and will perform all material obligations under all agreements binding upon them;

     B. Neither the Purchaser nor any of its Subsidiaries  shall become party to any agreement  which, if it existed on the date hereof,  would be required to be listed in Schedule 4.12 hereto;

     C. Neither the  Purchaser  nor any of its  Subsidiaries  will do any of the acts listed in Section 4.6 hereof;

     D. Neither the Purchaser nor any of its Subsidiaries  will take any actions that would detrimentally affect the policies of insurance referred to in Section
4.23 hereof;

     E.  Neither the Purchase  nor any of its  Subsidiaries  will enter into any
compromise  or  settlement  of  any   litigation,   proceeding  or  governmental
investigation  relating  to it or its  properties  or business  and  involving a payment  of  $5,000.00  or a  commitment  by it  exceeding,  in  the  aggregate,
$10,000.00.

     F. Neither the Purchaser nor any of its Subsidiaries  will borrow any money or acquire or  guarantee  any debt for  borrowed  money  except in the  ordinary course of business;

     G. Neither the Purchaser nor any of its Subsidiaries will lend any money or otherwise pledge the credit of either  Purchaser or its  Subsidiaries  except in the ordinary course of business; and

     H. Neither the Purchaser nor any of its Subsidiaries will knowingly fail in any  material  respect  to comply  with any  laws,  ordinances,  regulations  or governmental  restrictions  applicable  to either  the  Purchaser  or any of its
Subsidiaries.

7.4  Business Organization.

The Purchaser's  Shareholders  shall cause the Purchaser and its Subsidiaries to use their best efforts,  without making any commitments on behalf of Seller,  to preserve its respective  business  organization(s)  intact, to keep available to the Purchaser and its  Subsidiaries  the services of their present  officers and employees and to preserve and maintain its present relationships with suppliers, customers, lessors and other having business relationships with seller.

8.0  Conditions to Closing - Purchaser.

8.1   Representations and Warranties of the Seller's Interest Holders.

The representations and warranties (whether or not so captioned) of the Seller's
Interest  Holders  made  in  this  Agreement  or in any  schedule,  document  or certificate  delivered to Purchaser pursuant hereto shall be true and correct in all  material  respects  on and as of the  Closing  Date with the same force and effect as though such  representations and warranties had been made on and as of the Closing Date.

8.2   Covenants of the Seller's Shareholders and Seller.

The Seller's Interest Holders,  Seller,  and each of its Subsidiaries shall each have  fully  performed  and  complied  with all  material  covenants,  terms and agreements  (whether or not so  captioned)  to be performed and complied with by them or it on or before the Closing Date.

8.3  Good Standing.

The Purchaser  shall have delivered to Seller a good standing  certificate as to
Purchaser and each of its Subsidiaries  issued by the Secretary of State, of any jurisdiction  under which they are  organized,  dated as of a date within thirty
(30) days of the Closing Date.

8.4  Proceeding and Instruments Satisfactory.

All proceedings taken in connection with the transactions  contemplated shall be satisfactory  in form and substance to Purchaser and their  counsel.  hereby and all instruments and documents incident thereto shall be satisfactory in form and substance to Purchaser and their counsel.

8.5.  Access to Corporate Records, etc.

Purchaser and their counsel,  auditors and other  representatives shall have had free  access to the  corporate  and  financial  records,  title  deeds and other documents of Seller and each of its  Subsidiaries,  and to the working papers of the auditors of Seller and each of its  Subsidiaries  used in the preparation of the Financial Statements and the Forecast described in Section 4.4, or any other financial statements or forecasts,  and shall have obtained such information and assistance  from  the  officers,  directors  and  employees  of  Seller  and its
Subsidiaries  and from their auditors in connection with its  investigations  as
Purchaser  or their  counsel,  auditors  or  other  representatives  shall  have reasonable requested.

8.6     No Adverse Change.

No material  adverse  change  shall have  occurred  in the assets,  liabilities,
business,   operations,   properties,   prospects  or  condition  (financial  or
otherwise) of Trine Publications,  Inc. and/or its Subsidiaries  including,  but not limited to, the following:

     A. Any material  change on the financial  statements of Seller  between the date of audit and the Closing;

     B. Any material loss of customers;

     C. Any material loss of key employees; and

     D. Any material loss of other  personnel  including  engineers and research personnel.

8.8  Absence of Litigation.

No action, suit or proceeding arising out of or related to this Agreement or the transactions  contemplated  hereby,  shall have been  instituted  or  threatened against  Seller  or any of its  Subsidiaries  or shall  have  become  reasonably
possible   against  Seller  or  its   Subsidiaries   before  or  by  any  court,
administrative agency or body or governmental authority or any arbitration panel which in the sole discretion of Purchaser renders it inadvisable to proceed with the consummation of transactions contemplated by this Agreement.

8.9  Corporate Resolutions.

The Seller's  Interest  Holders shall have delivered to Purchaser fully executed resolutions of the Interest Holders and Managing Member of Seller in proper form under the laws of their respective jurisdictions,  authorizing the execution and delivery of this  Agreement,  the closing,  and all things  reasonably  incident thereto.

8.10  Revisions.

Any  Schedule  to  this  Purchase  Agreement  revised  or  supplemented  by  the
Shareholders  between the date  hereof and Closing  pursuant to Section 4 hereof shall not  reflect  or  indicate  any  material  adverse  change in the  assets,
liabilities,   business   operations,   properties,   prospects  or  conditions,
(financial or otherwise) of or any of its Subsidiaries.

8.11  Delivery of Documents.

Seller  and  its  Interest   Holders  have   delivered  to  the   Purchaser  all
documentation  required  under  this  Agreement,  including  all such  documents transferring or reasonably related to transferring the assets sold hereunder.

9.0  Conditions to Closing - Seller and its Shareholders.

9.1  Representations and Warranties of the Purchaser.

The  representations  and  warranties  (whether  or  not  so  captioned)  of the
Purchaser  made in this  Agreement or in any schedule,  document or  certificate delivered to Purchaser pursuant hereto shall be true and correct in all material respects on and as of the Closing  Date with the same force and effect as though such representations and warranties had been made on and as of the Closing Date.

9.2  Covenants of the Purchaser.

Purchaser shall have fully performed and complied with all material  covenants , term, and agreements  (whether or not so captioned) to be performed and complied with by them or it on or before the Closing Date.

9.3  Corporate Resolutions.

Purchaser  shall have  delivered to the  Seller's  Interest  Holders,  the fully executed  resolutions of Purchase's  Shareholders and directors,  in proper form under the laws of their respective jurisdictions,  authorizing the execution and delivery of this  Agreement,  the closing,  and all things  reasonably  incident thereto.

9.4  Material Adverse Effect.

Except as disclosed by the SEC Documents, there shall not have been any material adverse  change in the  business,  assets,  financial  condition or prospects of
Purchaser and its Subsidiaries, taken as a whole.

9.6  Purchase Consideration.

Purchaser  has  delivered to the Seller and its Interest  Holders a written debt satisfaction  agreement  wherein it has paid the  indebtedness set forth in this
Agreement.

10.0  Termination Prior to Closing.

1O.1  Termination.

This Agreement may be terminated at any time prior to the Closing by;

     A. the mutual written consent of the parties hereto; or

     B.  Purchaser  in  writing  if the  Seller's  Interest  Holders  shall have breached this Agreement in any material respect; or

     C. By the  Seller's  Interest  Holders  in  writing  if Seller  shall  have breached this Agreement in any material respect.

10.2  Effect on Obligations.

Termination of this Agreement pursuant to this Article 1O. 1.(A) shall terminate all obligations of the parties hereunder;  provided,  however,  that termination pursuant to clauses (B) or (C) of Section  10.1 shall not relieve any  breaching party from any liability to the other parties hereto.

11.0  Survival of Representations and Warranties.

11.1  Purchaser's Reliance.

The  parties  agree  that,  notwithstanding  any  right  of  Purchaser  to fully investigate the affairs of Seller or any Subsidiary, or matters relating to this
Agreement, and notwithstanding any knowledge of facts determined or determinable by Purchaser pursuant to such investigation or right or investigation, Purchaser has the right to rely  fully  upon the  representations  and  warranties  of the
Shareholders,  and any of its Subsidiaries, and on the accuracy of any document, certificate  or schedule  annexed  hereto or  delivered  to  Purchaser  pursuant hereto.  Except as otherwise hereinafter set forth, all such representations and warranties of the Seller's Interest Holders, Seller and any of its Subsidiaries,
or their respective agents, servants,  employees or representatives contained in this  Agreement or in any document,  certificate  or schedule  annexed hereto or delivered  pursuant  hereto,  shall  survive the  execution and delivery of this
Agreement  and the Closing  hereunder for a period of 18 months from the Closing
Date.

11.2  The Seller's Shareholders Reliance.

     A. The parties agree that,  notwithstanding  any right of Seller's Interest
Holders to fully investigate the affairs of Purchaser,  and  notwithstanding any knowledge of facts  determined  or  determinable  by Seller's  Interest  Holders pursuant to such investigation or right of investigation,  the Seller's Interest
Holders have the right to rely fully upon the  representations and warranties of
Purchaser, and their agents, servants, employees and representatives, and on the accuracy of any document, certificate or schedule annexed hereto or delivered to the Interest Holders pursuant hereto. All such  representation and warranties of
Purchaser, or their agents, servants,  employees or representatives contained in this  Agreement or in any document,  certificate  or schedule  annexed hereto or delivered  pursuant  hereto,  shall  survive the  execution and delivery of this
Agreement  and the Closing  hereunder for a period of 18 months from the Closing
Date.

     B.  Purchaser's  liability  arising  under any  representation  or warranty contained herein (whether or not so captioned) which  representation or warranty is alleged or proved to be fraudulently  made shall survive for a period of time coincidental  with any  applicable  federal or state statue of  limitations  for claims  based  on  intentional  misrepresentation,  fraud,  securities  fraud or similar federal or state law in connection with this Agreement.

12.0  Indemnification.

     A. Seller and each Interest Holder, jointly and severely,  hereby indemnify and agree to hold Purchaser  harmless from, against and in respect of (and shall on demand reimburse Purchaser for):

          (i) any and all losses, liabilities or damages suffered or incurred by
     Purchaser (a) by reason of any untrue representation, breach or warranty or nonfulfillment  or any covenant by Seller or any Interest Holder  contained herein or in any certificate, document or instrument delivered to Purchaser pursuant hereto or in connection  herewith or (b) which would not have been suffered or incurred if such  representation  were true and not breached or if such covenant were fully performed;

          (ii) any and all losses,  liabilities or damages  suffered or incurred by Purchaser in respect of or in connection  with any liabilities of Seller not expressly assumed by Purchaser pursuant to the terms of the Liabilities
     Undertaking;

          (iii) Any and all losses, damages,  debts,  liabilities or obligations of Seller, direct or indirect, fixed, contingent or otherwise,  which exist at oar as of the date of the  Closing  hereunder  or which  arise after the
     Closing  but  which  are  based  upon or  arise  from  any  act,  omission, transaction,  circumstance,  production or sale of goods or services, state of facts or other condition which occurred or existed on or before the date of the Closing,  whether or not then known,  due or payable,  except to the extent (A)  reflected or reserved  against on the face of the Balance Sheet
     (Excluding  the notes  thereto) or incurred after the Balance Sheet Date in connection  with the purchase of goods  services in the ordinary  course of
     Seller's  business and in conformity with the  representations,  warranties and  covenants  of Seller  contained  in the  Agreement  and (B)  expressly assumed by Purchaser pursuant to the terms of the Liabilities Undertaking.

          (iv) The amount of any and all  receivables  or the Company  which are not  collected  in  accordance  with the  provisions  contained  in Section hereof,

          (v) Any and all losses, liabilities or damages suffered or incurred by
     Purchaser by reason of or in  connection  with any claim for a finder's fee or brokerage or other commission  arising by reason of any services alleged to have been  rendered to or at the  instance of Seller or any  Shareholder with  respect to this  Agreement  or any of the  transactions  contemplated hereby;

          (vi) Any and all losses,  liabilities or damages  suffered or incurred by  Purchaser  (a) by reason of any claim for  severance  or  vacation  pay accruing or incurred or  triggered  by a discharge  at any time on or after the date  hereof or (b)  relating  to  employee  benefits  attributable  to services performed prior to the Closing,  except to the extent set forth on
     Schedule annexed hereto; and

          (vii)  Any and  all  actions,  suits,  proceedings,  claims,  demands, assessments. Judgments, costs, and expenses, including, without limitation, legal fees and  expenses,  incident to any of the  foregoing or incurred in investigating  or attempt  into avoid the same or to oppose the  imposition thereof, or in enforcing this indemnity.

[Not  withstanding  the  foregoing,  neither the Seller nor any Interest  Holder shall be liable to Purchaser for any  misrepresentations or breaches or warranty if the  aggregate  amount of the  losses,  liabilities,  damages,  and  expenses suffered  by  Purchaser  based  thereon  or  resulting  therefrom  is less  than
$5,000.00 (the "Liability  Exception");  provided,  however, that such Liability
Exception  shall not apply to or include  any losses,  liabilities,  damages and expenses in respect of  misrepresentations  or breaches of warranty contained in
Section  4, as to which  Seller  and the  Shareholders  shall be  liable in full hereunder.]

     B.  Purchaser   hereby  agrees  to  indemnify  and  hold  Seller  and  each
Shareholder  harmless  from,  against  and in  respect  of (and  shall on demand reimburse them for):

          (i) Any and all  losses,  liabilities  or damages  resulting  from any untrue representation, breach or warranty or nonfulfillment of any covenant or agreement by Purchaser contained herein or in any certificate,  document or instrument delivered to Seller hereunder;

          (ii) Any and all  liabilities or  obligations  of Seller  specifically assumed by  Purchaser  pursuant  to this  Agreement;  and (iii) Any and all actions, suits, proceedings, claims, demands, assessments, judgments, costs and  expenses,  including,  without  limitations,  legal fees and expenses, incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnity.

13.  Miscellaneous.

13.1  Notices.

All notices,  requests,  consents and other communications required or permitted to be given  hereunder  shall be in writing and shall be deemed to be duly given if delivered  personally or sent by telefax or by  registered or certified  mail
(notices  sent by  telefax  or mailed  shall be deemed to have been given on the date  received),  as  follows  (or to such  other  address  as any  party  shall designate by notice in writing to the others in accordance herewith:

            (i)  To Purchaser:

                    Americana Publishing, Inc.
                    303 San Mateo NE, Suite 104
                    Albuquerque, New Mexico 87108

           (ii)  To Interest Holders

                    3950 Unit C, Bramble Lane
                    Santa Cruz, California 95062

          (iii)  To Seller:

Trine Publications, Inc. 3950 Unit C, Bramble Lane Santa Cruz, California 95062

13.2  Entire Agreement.

This Agreement  (including  the Exhibits and  Schedules)  contains the agreement
among  the  parties   with  respect  to  the  Purchase  of  Assets  and  related transactions and supersedes all prior arrangements or understanding,  written or oral, with respect thereto.

13.3  Amendments.

Any term or condition of this  Agreement  may be amended or modified in whole or in part at any time, to the extent authorized by applicable law, by an agreement in writing,  authorized and executed in the same manner as this Agreement by the parties hereto.

13.4  Waivers; Remedies.

No delay on the part of any party in  exercising  any right,  power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party of any  right,  power or  privilege  hereunder  preclude  any other or further exercise thereof of the exercise of any other right,  power or privilege hereunder.  Except as set forth in  Section , the  rights  and  remedies  herein provided are  cumulative  and are not exclusive of any rights or remedies  which any party may  otherwise  waive at law or in equity.  The rights and remedies of any party arising out of or otherwise in respect of any inaccuracy in, or breach of,  any  representation,  warranty,  covenant  or  agreement  contained  in the
Agreement  shall  in no way be  limited  by the fact  that  the  act,  omission, occurrence  or  breach  on which  the  right or  remedy is based may also be the subject  matter of any other  representation,  warranty,  covenant or  agreement contained  in this  Agreement  (or in any other  agreement  between  the parties delivered  in  connection  with the  Purchase of Assets) as to which there is no inaccuracy or breach.

13.5  Execution and Delivery.

This Agreement may be executed in two or more counterparts,  each of which shall be deemed an original,  but all of which together  shall  constitute one and the same  instrument.  Delivery of an  counterpart  shall be deemed  effective  upon receipt  by the  other  party of  telefaxed  signature  page to this  Agreement, provided  that such party  shall  nonetheless  transmit  its  original  executed signature page to the other party.

13.6  Exhibit and Schedules.

The Exhibits and Schedules and other documents attached to or delivered herewith are hereby  incorporated  and made a part of this  Agreement  as if set forth in full herein.

13.7  Drafting.

No  presumption   shall  operate  in  favor  of'or  against  any  party  in  the construction  or  interpretation  of the Agreement as a consequence of a party's responsibility for drafting this Agreement.

13.8  Recitals.

The recital  clauses of this  Agreement are  incorporated  herein to the body as though set forth at length.

13.9  Attorney and Professional Fees.

Each party will pay his/her own attorney or professional fees in connection with this Agreement or discussions leading to this agreement.

13.10  Captions.

The captions of Sections hereof are for  convenience  only and shall not control or  affect  the  meaning  or  construction  of  any of the  provisions  of  this
Agreement.

13.11  Controlling Law.

The parties hereto agree that this Agreement  shall be governed and construed by the internal, substantive laws of the State of New Mexico (without regard to the state's choice of law rules or doctrines) and, if applicable,  the  substitutive law  (statutory  administrative  or common  law) of the United  States  (without regard to its choice of law, rules or doctrines).

13.12  Implementing Agreement.

Subject to the other terms and conditions of this Agreement, each of the parties hereto shall take all action required of him/her or it, utilizing his/her or its best efforts to  consummate  the  transactions  contemplated  hereby.  Except as otherwise  expressly  permitted by this  Agreement,  each of the parties  hereto agrees  that  he/she  or it will not take any  action  which  has the  effect of preventing or impairing his/her or its performance of his/her or its obligations under the Agreement.

13.13  Schedules.

The Seller's Interest Holders may revise or supplement the Schedules at any time at or prior the  Closing  to reflect  information  that came into  existence  or becomes  known to the Seller's  Interest  Holders after the date hereof and that would  have been  required  to be  disclosed  on one or more  Schedules  if such information's  existence  had been  known on the date  hereof.  The  information contained  in such  revisions  and  supplements,  if any, to the extent they are materially  adverse,  shall not limit the ability of Purchaser  from  concluding that their closing conditions have not been satisfied; or in the event Purchaser elects to close, the Schedules,  as so revised or  supplemented,  shall form and after the Closing  replace and supersede the earlier  Schedules for all purposes hereunder.

IN WITNESS  WHEREOF,  and intending to be legally  bound,  the parties have duly executed the Agreement as of the date first above written.

Purchaser:                            Seller:

Americana Publishing, Inc.            Trine Publications, Inc.

by:                                   by:
   George Lovato, Jr.                 Brandi Kroetch-Rafferty, President and CEO
   President and CEO

                                                                     Exhibit 2.2

     This STOCK PURCHASE AND SHARE EXCHANGE AGREEMENT (this "Agreement") is made and entered into as of July 16, 2001, by and among Americana Publishing, Inc., a
Colorado  corporation  ("Americana"),  Corporate Media Group,  Inc., a Tennessee
corporation  ("CMG"),  and each of the CMG  shareholders  listed on  Schedule  I hereto (each, a "CMG Shareholder,  collectively,  the "CMG Shareholders"),  with reference to the following:

                                    RECITALS

     A. This Agreement  provides for the  acquisition by Americana of all of the issued  and  outstanding  shares of  capital  stock of CMG,  such that CMG shall become a wholly  owned  subsidiary  of  Americana,  and the issuance in exchange therefore of 772,000  shares of restricted  common stock of Americana to the CMG
Shareholders.

     B.  The  board  of  directors  and  shareholders  of CMG and the  board  of directors of Americana have determined,  subject to the terms and conditions set forth in this Agreement, that the transactions contemplated hereby are desirable and in the best interests of the parties hereto.

     C. The parties to this Agreement  desire that the transaction  contemplated by the  provisions  of  this  Agreement  satisfy  the  requirements  of  Section
368(a)(1)(B)  of the  Internal  Revenue  Code  of  1986,  as  amended,  and  the regulations promulgated pursuant thereto.

                                    AGREEMENT

     NOW,  THEREFORE,  in  consideration  of the mutual covenants and agreements hereinafter  set forth and the  mutual  benefits  to the  parties  to be derived herefrom, it is hereby agreed as follows:

                                    ARTICLE I

                           EXCHANGE PROCEDURE; CLOSING

     Section 1.1 Share  Exchange/Delivery  of CMG Shares.  At the  Closing,  the
holders of the CMG Shares (and any other outstanding security of CMG, including, but not  limited  to,  options,  warrants,  conversion  rights  or other  equity interests) shall deliver to Americana certificates or other documents evidencing all of the issued and  outstanding  CMG Shares (as defined in Section 3.2),  and any other outstanding  security of CMG,  including,  but not limited to, options warrants, conversion rights or other equity interests, duly endorsed in blank or with executed powers attached thereto in transferable  form, such that CMG shall become a wholly owned subsidiary of Americana at the Closing.

     Section 1.2 Issuance of Americana Common Shares. In exchange for all of the
CMG Shares delivered to Americana pursuant to Section 1.1 above, Americana shall issue an  aggregate of 772,000  "restricted"  shares of its $0.001 par value per share common stock (the "Americana Common Shares") to the CMG Shareholders, with each such CMG  Shareholder to receive the number of Americana  Common Shares set forth opposite such CMG Shareholder's  name on Schedule 1 hereto.  The Americana
Common  Shares  shall  be  "restricted"  in  accordance  with  Rule  144  of the
Securities Act of 1933.

     Section 1.3 Closing.  The closing of the transactions  contemplated by this
Agreement  (the  "Closing")  shall  take  place at 4:00 pm  Eastern  Time at the offices of Corporate Media Group, Inc., 145 Lupton Lane,  Cleveland,  Tennessee,
on the date of this  Agreement,  or on such other date as may be mutually agreed upon by the parties (the "Closing Date").

     Section 1.4  Articles  of  Exchange.  Immediately  following  the  Closing,
Americana shall file Articles of Exchange, in the form of Exhibit A hereto, with the Secretary of State of the State of Tennessee  pursuant to  48-21-107(b)  of the Tennessee Code. The transactions contemplated by this Agreement shall become effective  at such time as the  Articles of Exchange is duly filed in the office of the Secretary of State of the State of Tennessee.

                                   ARTICLE II

                   REPRESENTATIONS AND WARRANTIES OF AMERICANA

     As an  inducement  to  and to  obtain  the  reliance  of CMG  and  the  CMG
Shareholders, Americana represents and warrants as follows:

     Section  2.2  Organization.  Americana  is a  corporation  duly  organized, validly  existing,  and in good standing under the laws of the State of Colorado and has the  corporate  power and is duly  authorized  and  qualified  under all applicable laws, regulations, ordinances and orders of public authorities to own all of its  properties  and assets and to carry on its  business in all material respects as it is now being conducted.

     Section 2.3  Capitalization.  The  authorized  capitalization  of Americana consists of (i) 100,000,000 shares of common stock,  $0.001 par value per share, of which 10,901,896 shares are issued and outstanding as of the date hereof, and
(ii) 20,000,000 shares of no par value preferred stock, none of which are issued and outstanding as of the date hereof.

     Section 2.4  Acquisition  for  Investment.  Americana is acquiring  the CMG
Shares for investment, and not with a view to or for sale in connection with any distribution thereof.

                                   ARTICLE III

           REPRESENTATIONS AND WARRANTIES OF CMG AND CMG SHAREHOLDERS

     As an inducement  to, and to obtain the reliance of Americana,  CMG and the
CMG Shareholders represent and warrant, jointly and severally, as follows:

     Section 3.1  Organization.  CMG is a corporation  duly  organized,  validly existing and in good  standing  under the laws of the State of Tennessee and has the corporate  power and is duly  authorized and qualified  under all applicable laws, regulations, ordinances and orders of public authorities to own all of its properties  and assets and to carry on its business in all material  respects as it is now being conducted,  including  qualification to do business as a foreign corporation  in any  jurisdiction  in which the  character  and  location of the assets  owned by it or the  nature of the  business  transacted  by it  requires qualification.  Schedule  3.1 sets  forth  complete  and  correct  copies of the
Articles of Incorporation and Bylaws of CMG as in effect on the date hereof. The
execution,   delivery  and   performance  of  this  Agreement  do  not  and  the
consummation  of the  transactions  contemplated by this Agreement in accordance with the terms  hereof  will not,  violate any  provision  of CMG 's Articles of
Incorporation or Bylaws.  CMG has full power,  authority and legal right and has taken all action  required by law, its Articles of  Incorporation  and Bylaws or
otherwise to authorize the execution and delivery of this Agreement.

     Section 3.2 Capitalization.  The authorized  capitalization of CMG consists of  1,000,000  shares of Common  Stock,  no par  value per  share,  all of which
1,000,000 shares (the "CMG Shares") are presently, and will be immediately prior to the  Closing,  issued  and  outstanding.  The CMG  Shareholders  are the sole beneficial  and  record  owners  of the CMG  Shares,  and such CMG  Shareholders presently  have and at the Closing will have the  unqualified  right to transfer and dispose of such CMG Shares. All of the CMG Shares are legally issued,  fully paid and  nonassessable  and are not issued in  violation of the  preemptive  or other rights of any person.

     Section  3.3  Options  and  Warrants.  There  are no  outstanding  options, warrants,  calls,  convertible securities,  or rights of any kind to acquire any securities of CMG.

     Section 3.4 Subsidiaries.

     (a) Except as set forth in Schedule  3.4(a),  CMG does not own  directly or indirectly,  any capital stock or have any interest in any corporation,  limited liability  company,  partnership,  joint  venture  or  other  form  of  business organization (any such organization is referred to as a "Subsidiary").

     (b)  Schedule   3.4(b)  sets  forth  for  each   Subsidiary  the  following
information: its name, type of entity, jurisdiction and date of incorporation or
organization,   its  authorized  capital  stock,  partnership  capital,  limited liability interests or similar ownership  interests,  the number and type of its issued and outstanding shares of capital stock,  partnership interests,  limited liability  interests or similar ownership interests and the current ownership of such  shares,  partnership  interests,  limited  liability  interests or similar ownership interests.  Annexed to Schedule 3.4(b) are true and complete copies of
the  charter,  bylaws  and  other  similar  organizational   documents  of  each
Subsidiary,  as well  as any  limited  liability  company  agreement,  operating agreement  or  shareholder  agreement  relating  to  such  Subsidiary,  and  any acquisition agreement relating to any Subsidiary.  All corporate or other action that has been  taken by any  Subsidiary  has been duly  authorized  and does not conflict  with or  violate  of any  provision  of its  charter,  bylaws or other organizational documents.

     (c) Each  Subsidiary (i) is duly  organized and validly  existing under the laws of its jurisdiction of  organization,  (ii) has all requisite and necessary power and authority to own,  operate or lease those assets or  properties  which are owned,  operated or leased by it and to conduct its  business as it has been and currently is being  conducted,  (iii) is duly  qualified to do business as a foreign  corporation  in each  jurisdiction  where the  nature  of the  business conducted by it, or the character of the properties  owned,  leased or otherwise held by it makes any such qualification  necessary,  except where the failure to be so qualified would not have a material adverse effect on such Subsidiary.

     (d) All outstanding shares of capital stock or other ownership interests of each  Subsidiary  are  validly  issued,  fully paid,  nonassessable  and free of preemptive  rights and are owned (either  directly or indirectly) by CMG without any encumbrances.

     (e)  Except  as set forth in  Schedule  3.4(e),  there  are no  outstanding securities  convertible  into or exchangeable  for the capital stock of or other
equity  interests  in  any  Subsidiary  and  no  outstanding  options,   rights,
subscriptions,  calls commitments,  warrants or rights of any character for CMG, any  Subsidiary  or any other person or entity to purchase,  subscribe for or to otherwise  acquire  any  shares  of  such  stock  or  other  securities  of  any
Subsidiary.

     (f)  Except  as set forth in  Schedule  3.4(f),  there  are no  outstanding agreements affecting or relating to the voting, issuance, purchase,  redemption, repurchase or transfer of any capital stock of or other equity  interests in any
Subsidiary.

     (g) Each  Subsidiary's  stock register or similar register of ownership has complete and accurate records indicating the following: (i) the name and address of each Person owning  shares of capital  stock or other equity  interest of the
Subsidiary and (ii) the certificate number of each certificate evidencing shares of capital stock or other equity interest  issued by the Subsidiary,  the number of shares or other equity interests evidenced by each such certificate, the date of issuance of such certificate,  and, if applicable,  the date of cancellation.
Copies of same have been made available to Americana.

     Section 3.5 Contracts and  Undertakings.  Schedule 3.5 sets forth a list of all of the contracts,  agreements,  leases,  arrangements,  commitments or other undertakings (collectively, the "Contracts") to which CMG or any Subsidiary is a party or to which GMG or any Subsidiary or their properties are subject. Neither
CMG nor any  Subsidiary is in default  under any of the Contracts  and, to CMG's and the CMG Shareholders' best knowledge,  after due inquiry,  no other party to any  Contract is in default  thereunder  nor, to CMG's or the CMG  Shareholders'
best  knowledge,  after due  inquiry,  does there exist any  condition  or event which,  after notice or lapse of time or both, would constitute a default by any party to any such Contract.

         Section 3.6       Financial Statements.

     (a) The unaudited  consolidated  balance sheet of CMG as of May 31 2001 and the unaudited consolidated statement of operations and cash flows for the period then ended (the "Financial  Statements")  are set forth in Schedule 3.6 and were
(a)  prepared  in  accordance  with  the  books  and  records  of CMG  and  each
Subsidiary;  (b) were prepared in accordance with generally accepted  accounting principles  consistently  applied;  and (c) are accurate and fairly  present the financial  condition and results of operations of CMG and each  Subsidiary as of the date thereof for the period covered thereby.

     (b) The Financial  Statements  (i) are complete and correct in all material respects,  (ii)  have  been  prepared  in  accordance  with  generally  accepted accounting  principles,  consistently  applied throughout the periods indicated, and (iii) fairly and accurately  present in all material  respects the financial position of CMG and each Subsidiary.

     Section 3.7  Liabilities.  Except as set forth in Schedule 3.7, neither CMG nor any Subsidiary has any liabilities or obligations (whether known or unknown, contingent or absolute,  matured, unmatured or otherwise) that are not reflected or reserved against in the Financial Statements,  including, without limitation, any  liabilities  with  respect to the payment of any country,  federal,  state,
county,   local  or  other  taxes  (including  any  deficiencies,   interest  or
penalties).

     Section  3.8  Absence of Certain  Changes  or  Events.  Since May 31,  2001
neither CMG nor any Subsidiary has:

     (a) amended its Articles of Incorporation or Bylaws;

     (b) waived of any rights of value which  individually  or in the  aggregate are material considering the business of CMG or any Subsidiary;

     (c) had any  accrual or made any  arrangement  for or payment of bonuses or special  compensation  of any kind or any  severance or  termination  pay to any present or former officer or employee of CMG or any Subsidiary;

     (d)  borrowed or agreed to borrow any funds or  incurred or become  subject to, any  material  obligation  or  liability  (absolute  or  contingent)  except liabilities incurred in the ordinary course of business;

     (e) become subject to any law or regulation  that  materially and adversely affects,  or in the future  may  adversely  affect,  the  business,  operations, properties, assets or financial condition of CMG or any Subsidiary;

     (f) suffered  any damage,  destruction  or loss,  whether or not covered by insurance,  which  could  have  a  material  adverse  effect  on  CMG's  or  any
Subsidiary's business or assets.

     Section 3.9 Title and Related Matters.CMG and each Subsidiary have good and marketable  title  to and are the  sole  and  exclusive  owners  of all of their respective properties,  inventory,  interests in properties and assets, real and personal, tangible and intangible, free and clear of all liens, pledges, charges or encumbrances.

     Section 3.10  Litigation and  Proceedings.  Except as set forth in Schedule
3.10, there are no actions, suits,  proceedings or investigations pending or, to
CMG's and the CMG Shareholders' best knowledge,  threatened by or against CMG or any Subsidiary,  affecting CMG or any Subsidiary or their respective properties, at  law  or in  equity,  before  any  court  or  other  governmental  agency  or instrumentality,  domestic or foreign or before any  arbitrator of any kind that would have a material  adverse  affect on the business,  operations or financial condition of CMG or any Subsidiary.

     Section 3.11 No Conflict With Other  Instruments.  The execution,  delivery and  performance  of this  Agreement and the  consummation  of the  transactions contemplated  hereby will not result in the breach of any term or provision  of, or constitute an event of default under,  any contract,  agreement or instrument to which CMG, any CMG  Shareholder  or any Subsidiary is a party or to which any of them or their properties and/or operations are subject.

     Section 3.12  Authorizations;  Permits;  Licenses.  CMG and each Subsidiary have all  licenses,  franchises,  permits or other  governmental  authorizations legally  required to enable CMG and each Subsidiary to conduct their  respective businesses as conducted on the date hereof.  Except for compliance  with federal
and  state  securities  and  corporation  laws,  as  hereinafter   provided,  no
authorization,  approval,  consent or order of, or registration,  declaration or filing with, any court or other governmental body is required in connection with the execution,  delivery and performance by CMG and the CMG Shareholders of this
Agreement  and  the  consummation  by  CMG  and  the  CMG  Shareholders  of  the transactions contemplated hereby.

     Section 3.13 Compliance With Laws and Regulations.  CMG and each Subsidiary have complied with all applicable statutes and regulations of any federal, state or other  governmental  entity or agency  thereof,  except  to the  extent  that noncompliance would not materially and adversely affect the respective business, operations,  properties,  assets or financial condition of CMG or any Subsidiary or would not result in CMG or any Subsidiary incurring any material liability.

     Section 3.14 Authority. Each of CMG and the CMG Shareholders has full power and  authority to enter into this  Agreement  and to carry out the  transactions contemplated  hereby.  The  execution  and  delivery of this  Agreement  and the consummation of the transactions  contemplated  hereby have been duly authorized and  approved by all of the CMG  Shareholders  and the board of directors of CMG and no  other  corporate  or  other  proceedings  on the  part of  CMG,  the CMG
Shareholders or any Subsidiary are necessary to authorize this Agreement and the transactions contemplated hereby.

     Section  3.15  Information.   The  information   concerning  CMG  and  each
Subsidiary  as set forth in this  Agreement  is  complete  and  accurate  in all material  respects and does not contain any untrue  statement of a material fact or omit to state a material fact required to make the statements  made, in light of the circumstances under which they were made, not misleading.

     Section 3.16 Securities  Laws. The CMG  Shareholders  acknowledge  that the
Americana Common Shares to be delivered pursuant to this Agreement are not being registered under the Securities Act of 1933, as amended (the "Securities  Act"), on the ground that the offer and sale of the Americana  Common Shares are exempt from the registration  provisions of Section 5 of the Securities Act pursuant to
Section 4(2)  thereof,  as  transactions  by an issuer not  involving any public offering,  and/or  may be deemed  not to  involve  an offer or sale  within  the meaning of Section 5 of the  Securities Act pursuant to Regulation D promulgated thereunder, and that the Americana Common Shares being delivered pursuant hereto may not be resold in any transaction  subject to Section 5 of the Securities Act unless  registered or an exemption from registration is available for such sale, and that the  certificates  representing  such Americana Common Shares will bear substantially the following legend:

     "THE SECURITIES  REPRESENTED BY THIS  CERTIFICATE  HAVE NOT BEEN REGISTERED
UNDER  SECTION 5 OF THE UNITED  STATES  SECURITIES  ACT OF 1933, AS AMENDED (THE
"SECURITIES  ACT"),  OR REGISTERED OR QUALIFIED UNDER THE SECURITIES LAWS OF ANY
STATE OR  TERRITORY OF THE UNITED  STATES,  IN RELIANCE  UPON AN EXEMPTION  FROM
REGISTRATION OR  QUALIFICATION  AFFORDED BY SUCH SECURITIES  LAWS, AND HAVE BEEN
ACQUIRED BY THE HOLDER FOR INVESTMENT PURPOSES ONLY. THESE SECURITIES MAY NOT BE
SOLD,  TRANSFERRED,  ASSIGNED OR  HYPOTHECATED,  OR OFFERED FOR SALE,  TRANSFER,
ASSIGNMENT OR HYPOTHECATION,  WITHIN THE UNITED STATES OR ANY OF ITS TERRITORIES
OR TO A UNITED STATES PERSON,  UNLESS (i) THE  SECURITIES  ARE REGISTERED  UNDER
SECTION 5 OF THE SECURITIES ACT, OR (ii) THE PROPOSED TRANSACTION IS EXEMPT FROM
THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF THE SECURITIES ACT. THE
TRANSFER AGENT (OR THE COMPANY IF THEN ACTING AS ITS TRANSFER AGENT) WILL REFUSE
TO  TRANSFER  THESE   SECURITIES   UNLESS   PRESENTED  WITH  A  WRITTEN  OPINION
SATISFACTORY TO COUNSEL FOR THE COMPANY (OR A NO-ACTION OR  INTERPRETIVE  LETTER
FROM THE UNITED STATES  SECURITIES  AND EXCHANGE  COMMISSION) TO THE EFFECT THAT
SUCH  REGISTRATION  IS NOT  REQUIRED  UNDER  THE  CIRCUMSTANCES  OF  SUCH  SALE,
TRANSFER, ASSIGNMENT OR HYPOTHECATION.

     Section  3.17 Tax  Matters.  CMG and each  Subsidiary  have duly and timely filed all tax returns and reports  required to be filed by each of them prior to the Closing Date. All of CMG's and each Subsidiary's tax returns and reports are true and complete in all material  respects.  CMG and each  Subsidiary have paid all taxes shown to be due on the  aforesaid tax returns and reports prior to the
Closing Date.

     Section 3.18 Acquisition for Investment.  The Americana Common Shares to be
delivered  pursuant to this Agreement are being acquired by the CMG Shareholders for  investment  and not  with a view  to or for  sale in  connection  with  any distribution thereof.

                                   ARTICLE IV

                                SPECIAL COVENANTS

     Section 4.1 Access to  Properties  and Records.  Prior to the Closing,  CMG
shall afford to the officers and  authorized  representatives  of Americana full access to the properties,  books and records of CMG, in order that Americana may have full  opportunity to make such reasonable  investigation as it shall desire to make of the affairs of CMG, and shall furnish  Americana with such additional financial  and  operating  data and other  information  as to the  business  and properties of CMG as Americana shall from time to time reasonably request.

     Section 4.2 Third Party Consents. CMG and Americana agree to cooperate with each  other in  order to  obtain  any  required  third  party  consents  to this
Agreement and the transactions herein contemplated.

     Section  4.3  Indemnification.  CMG and the CMG  Shareholders,  jointly and severally,  hereby agree to indemnify Americana and each of the officers, agents and directors of Americana as of the date of execution of this  Agreement and as of the Closing against any loss, liability, claim, damage or expense (including, but not  limited  to, any and all  expenses  whatsoever  reasonably  incurred in investigating,  preparing  or  defending  against any  litigation,  commenced or threatened  or any claim  whatsoever),  to which it or they may  become  subject arising out of or based on any inaccuracy appearing in or misrepresentation made in this  Agreement.  The  indemnification  provided for in this paragraph  shall survive the Closing and consummation of the transactions contemplated hereby and termination  of this Agreement for a period of 2 years from the Closing Date. In the event  that  Americana  sustains  a claim on the  indemnification  agreement contained  herein,  then that  claim  shall be paid by the CMG  Shareholders  by return to  Americana  of an amount of stock in  Americana  sufficient  in amount valued at $.50 per share, to make Americana whole.

                                    ARTICLE V

                CONDITIONS PRECEDENT TO OBLIGATIONS OF AMERICANA

     The  obligations  of  Americana  under this  Agreement  are  subject to the satisfaction, at or before the Closing, of the following conditions:

     Section 5.1 Accuracy of Representations. The representations and warranties made by CMG and the CMG Shareholders in this Agreement shall be true and correct in all  material  respects  at  the  Closing,  except  for  representations  and warranties  made as of a specific  date,  which  shall be true and correct as of such date,  and each of CMG and the CMG  Shareholders  shall have  performed  or complied  with all  covenants and  conditions  required by this  Agreement to be performed or complied  with by CMG and the CMG  Shareholders  prior to or at the
Closing.

     Section 5.2 Shareholder and Director Approval. All of the directors and all of the  holders  of the issued and  outstanding  shares of capital  stock of CMG shall have approved this Agreement and the transactions contemplated hereby.

     Section  5.3  Directors  of CMG.  The  board of  directors  of CMG shall be expanded  to consist of no less than three and no more than five  directors.  At the Closing, the board of directors of CMG shall consist in its entirety of Rick
Durand, Susan Durand, Don White and Jim Oliver.

     Section  5.4  Officers  of CMG.  The  following  individuals  shall be duly appointed to the offices of CMG indicated  opposite  their names below,  and any other  individuals  occupying  such  offices  prior to the  Closing  shall  have tendered their resignations to CMG, with such resignations becoming effective at the Closing:

                           Rick Durand               President

                           Susan Durand              Secretary

                           Don White                 Treasurer

                                   ARTICLE VI

                   CONDITIONS PRECEDENT TO OBLIGATIONS OF CMG

     The   obligations   of  CMG  under  this   Agreement  are  subject  to  the
satisfaction,  at or before the Closing (unless otherwise  indicated herein), of the following conditions:

     Section 6.1 Accuracy of Representations. The representations and warranties made by  Americana in this  Agreement  shall be true and correct in all material respects at the Closing,  except for representations and warranties made as of a specific  date,  which shall be true and correct as of such date,  and Americana shall have performed and complied with all covenants and conditions  required by this Agreement to be performed or complied with by Americana  prior to or at the
Closing.

     Section 6.2 Director  Approval.  The board of directors of Americana  shall have approved this Agreement and the transactions contemplated hereby.

                                   ARTICLE VII

                                  MISCELLANEOUS

     Section 7.1 Broker/Finder.  Except as set forth in Schedule 7.1, each party hereto hereby represents and warrants that it is under no obligation, express or implied,  to pay any  commission,  brokerage or finde's fees in connection with the  bringing  of  the  parties  together  in  the  negotiation,  execution,  or consummation  of this  Agreement.  Except  as to the  information  set  forth in
Schedule 7.1, the parties each agree to indemnify the other against any claim by any third person for any commission,  brokerage or finder's fee or other payment with respect to this Agreement or the transactions  contemplated hereby based on any alleged agreement or understanding  between the indemnifying  party and such third person,  whether  express or implied from the actions of the  indemnifying party.

     Section  7.2  Governing  Law.  This   Agreement   shall  be  construed  and
interpreted in accordance with the laws of the State of New Mexico.

     Section  7.3  Notices.  Any  notices or other  communications  required  or permitted hereunder shall be deemed  sufficiently given if personally  delivered to it or sent by  registered  mail or certified  mail,  postage  prepaid,  or by prepaid telegram addressed as follows:

         If to Americana:     Mr. Forrest Carlton
                                    303 San Mateo NE, Suite 104A
                                    Albuquerque, NM 87108

                                    with a copy to:

                                    Pollet and Richardson
                                    10900 Wilshire Blvd.
                                    Suite 500
                                    Los Angeles, California 90024
                                    Attention:  Mr. Kevin Friedmann, Esq.

         If to CMG:                 Mr. Rick Durand
                                    912 South McDonald Road
                                    McDonald, Tennessee 37353
                                    with a copy to:
                                    ____________________
                                    ____________________
                                    ____________________

     or such other  addresses  as shall be  furnished in writing by any party in the manner for giving notices  hereunder,  and any such notice or  communication shall be  deemed  to have  been  given as of the date so  delivered,  mailed  or telegraphed.

     Section 7.4  Attorneys'  Fees. In the event that any party  institutes  any action or suit to enforce this  Agreement  or to secure  relief from any default hereunder or breach hereof,  the breaching  party or parties shall reimburse the non-breaching party or parties for all costs,  including  reasonable  attorneys'
fees,  incurred in  connection  therewith  and in  enforcing or  collecting  any judgment rendered therein.

     Section  7.5  Entire  Agreement.   This  Agreement  represents  the  entire
agreement  between the  parties  relating to the  subject  matter  hereof.  This
Agreement  alone fully and  completely  expresses  the  agreement of the parties relating to the subject  matter  hereof.  There are no other courses of dealing, understanding,  agreements,  representations  or  warranties,  written  or oral, except as set forth  herein.  This  Agreement  may not be amended  or  modified, except by a written agreement signed by all parties hereto.

     Section 7.6 Survival;  Termination.  The  representations,  warranties  and covenants  of the  respective  parties  shall  survive the Closing  Date and the consummation of the  transactions  herein  contemplated  for a period of 2 years from the Closing Date.

     Section 7.7  Counterparts.  This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which taken  together shall be but a single instrument.

     Section 7.8  Amendment or Waiver.  Every right and remedy  provided  herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and may be enforced concurrently  herewith,  and no waiver by any  party  of the  performance  of any  obligation  by the  other  shall  be construed as a waiver of the same or any other  default  then,  theretofore,  or thereafter  occurring  or  existing.  This  Agreement  may be amended  only by a written  instrument duly executed by all parties hereto,  with respect to any of the terms contained  herein,  and any term or condition of this Agreement may be waived or the time for performance hereof may be extended by a writing signed by the party or parties for whose benefit the provision is intended.

     Section 7.9  Incorporation  of  Recitals.  All of the  recitals  hereof are incorporated by this reference and are made a part hereof as though set forth at length herein.

     Section 7.10 Expenses. Each party hereto shall bear all of their respective costs and expenses incurred in connection with the negotiation of this Agreement and  in the  consummation  of  the  transactions  contemplated  hereby  and  the preparation hereof.

     Section 7.11 Headings; Context. The headings of the sections and paragraphs contained in this  Agreement are for  convenience  of reference  only and do not form a part hereof and in no way modify,  interpret  or construe  the meaning of this Agreement.

     Section 7.12 Assignment.  This Agreement shall not be assigned by any party without the prior written consent of the other parties.

     Section 7.13 Public Announcements.  Prior to the Closing,  except as may be required by law, neither party shall make any public  announcement  with respect to the transactions provided for herein without the prior written consent of the other parties hereto.

     Section 7.14  Severability.  If any term or provision of this  Agreement or the application  thereof to any person or circumstance  shall, to any extent, be determined to be invalid,  illegal or unenforceable under present or future laws effective  during the term of this Agreement,  then and, in that event:  (A) the performance  of the  offending  term or  provision  (but only to the  extent its application is invalid,  illegal or unenforceable) shall be excused as if it had never  been  incorporated  into this  Agreement,  and,  in lieu of such  excused provision,  there shall be added a  provision  as similar in terms and amount to such excused  provision as may be possible and be legal,  valid and enforceable, and (B) the remaining part of this Agreement  (including the  application of the offending term or provision to persons or  circumstances  other than those as to which it is held  invalid,  illegal  or  unenforceable)  shall  not be  affected thereby  and shall  continue  in full  force and  effect to the  fullest  extent provided by law.

     Section  7.15  Construction.  The language of this  Agreement  shall not be construed  for or against  any party  hereto,  regardless  of who drafted or was principally  responsible  for  drafting  the  Agreement  or terms or  conditions hereof.

     Section 7.16 Execution Knowing and Voluntary.  In executing this Agreement, the parties  severally  acknowledge  and represent  that each: (a) has fully and carefully  read  and  considered  this  Agreement;  (b) has  been or has had the opportunity  to be fully  apprized by legal counsel of the effect and meaning of this document and all terms and  conditions  hereof;  and (c) is executing  this
Agreement voluntarily, free from any influence, coercion or duress of any kind.

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS  WHEREOF,  the parties  hereto have caused this  Agreement to be duly  executed by their  authorized  representatives  as of the date first above written.

                                                  AMERICANA PUBLISHING, INC.

                                              By:  ____________________________
                                                   George Lavato, Jr., President

                                                   CORPORATE MEDIA GROUP, INC.

                                              By:  _____________________________
                                                          Rick Durand, President

                                                 CMG  SHAREHOLDERS:

                                                 _______________________________
                                                 Rick Durand

                                                 _______________________________
                                                 Susan Durand

                                                                    Exhibit 99.1

                              CONVERTIBLE DEBENTURE

Date: September 13, 2001

Maker: Americana Publishing, Inc.

Maker's Mailing Address (including county): 303 San Mateo NE, Suite 104A
                                            Bernalillo County
                                            Albuquerque, NM 87108

Payee: Jerome Ruther

Place for Payment: (including county):      369 Montezuma - 414
                                            Santa Fe County
                                            Santa Fe, New Mexico 87501

Principal Amount: One Hundred Thousand and no/100 Dollars ($100,000.00).

Annual Interest Rate on Unpaid Principal from Date: 30%

Annual Interest Rate on Matured, Unpaid Amounts: 30%

Terms of Payment (principal and interest): Interest shall be paid monthly on the last day of each month following the execution of this convertible debenture and on the last day of each month thereafter. Principal shall be payable in full 366 days from date.  At the due date,  or in the event  Maker  elects to pay in full prior to the due date, then Payee shall have the option of accepting either cash or stock or cash and stock in repayment of this debt. Said stock shall be deemed to be valued at five cents ($.05) per share for purposes of this  provision  for repayment.

Security  for  Payment:  Five  Hundred  Thousand  (500,000)  shares  of Rule 144 restricted stock in Americana Publishing, Inc.

     Maker  promises  to pay to the order of Payee at the place for  payment and according  to the terms of payment the  principal  amount  plus  interest at the rates stated above.

     If Maker defaults in the payment of this note or in the  performance of any obligation  in any  instrument  securing  or  collateral  to it, and the default continues  after  Payee  gives  Maker  notice of the default and the time within which it must be cured, as may be required by law or by written agreement,  then payee may declare the unpaid principal  balance and earned interest on this note immediately  due.  Maker and each  surety,  endorser,  and  guarantor  waive all demands  for  payment,  presentations  for  payment,  notices  of  intention  to accelerate maturity, notices of acceleration of maturity,  protests, and notices of protest, to the extent permitted by law.

     If this note or any instrument  securing or collateral to it is given to an attorney for collection or enforcement,  or if suit is brought for collection of enforcement,  or if it is collected or enforced through probate,  bankruptcy, or other  judicial  proceeding,  then Maker shall pay payee all costs of collection and  enforcement  including  reasonable  attorney's  fees and  court  costs,  in addition to other amounts due.  Reasonable  attorney's  fees shall be 10% of all amounts due unless either party pleads otherwise.

     Interest  on the debt  evidenced  by this note shall not exceed the maximum amount of  nonusurious  interest that may be contracted  for,  taken,  reserved, charged,  or received  under law; any interest in excess of that maximum  amount shall be  credited  on the  principal  of the  debtor or, if that has been paid, refunded.  On any  acceleration  or required or permitted  prepayment,  any such excess shall be canceled  automatically as of the acceleration or prepayment or, if already  paid,  credited on the principal of the debt or, if the principal of the debt has been paid,  refunded.  This provision overrides other provisions in this and all other instruments concerning the debt.

     Each Maker is  responsible  for all  obligations  represented by this note.
When the context requires, singular nouns and pronouns include the plural.

                                             AMERICANA PUBLISHING, INC., Maker

                                             by:
                                                  George Lovato, Jr., Chairman

                                                                    Exhibit 99.2

                              CONVERTIBLE DEBENTURE

Date: October 12, 2001

Maker: Americana Publishing, Inc.

Maker's Mailing Address (including county): 303 San Mateo NE, Suite 104A
                                            Bernalillo County
                                            Albuquerque, NM 87108

Payee: Jerome Ruther

Place for Payment: (including county):      369 Montezuma - 414
                                            Santa Fe County
                                            Santa Fe, New Mexico 87501

Principal Amount: One Hundred Thousand and no/100 Dollars ($100,000.00).

Annual Interest Rate on Unpaid Principal from Date: 30%

Annual Interest Rate on Matured, Unpaid Amounts: 30%

Terms of Payment (principal and interest): Interest shall be paid monthly on the last day of each month following the execution of this convertible debenture and on the last day of each month thereafter. Principal shall be payable in full 366 days from date.  At the due date,  or in the event  Maker  elects to pay in full prior to the due date, then Payee shall have the option of accepting either cash or stock or cash and stock in repayment of this debt. Said stock shall be deemed to be valued at five cents ($.05) per share for purposes of this  provision  for repayment.

Security  for  Payment:  Five  Hundred  Thousand  (500,000)  shares  of Rule 144 restricted stock in Americana Publishing, Inc.

     Maker  promises  to pay to the order of Payee at the place for  payment and according  to the terms of payment the  principal  amount  plus  interest at the rates stated above.

     If Maker defaults in the payment of this note or in the  performance of any obligation  in any  instrument  securing  or  collateral  to it, and the default continues  after  Payee  gives  Maker  notice of the default and the time within which it must be cured, as may be required by law or by written agreement,  then payee may declare the unpaid principal  balance and earned interest on this note immediately  due.  Maker and each  surety,  endorser,  and  guarantor  waive all demands  for  payment,  presentations  for  payment,  notices  of  intention  to accelerate maturity, notices of acceleration of maturity,  protests, and notices of protest, to the extent permitted by law.

     If this note or any instrument  securing or collateral to it is given to an attorney for collection or enforcement,  or if suit is brought for collection of enforcement,  or if it is collected or enforced through probate,  bankruptcy, or other  judicial  proceeding,  then Maker shall pay payee all costs of collection and  enforcement  including  reasonable  attorney's  fees and  court  costs,  in addition to other amounts due.  Reasonable  attorney's  fees shall be 10% of all amounts due unless either party pleads otherwise.

     Interest  on the debt  evidenced  by this note shall not exceed the maximum amount of  nonusurious  interest that may be contracted  for,  taken,  reserved, charged,  or received  under law; any interest in excess of that maximum  amount shall be  credited  on the  principal  of the  debtor or, if that has been paid, refunded.  On any  acceleration  or required or permitted  prepayment,  any such excess shall be canceled  automatically as of the acceleration or prepayment or, if already  paid,  credited on the principal of the debt or, if the principal of the debt has been paid,  refunded.  This provision overrides other provisions in this and all other instruments concerning the debt.

     Each Maker is  responsible  for all  obligations  represented by this note.
When the context requires, singular nouns and pronouns include the plural.

                                             AMERICANA PUBLISHING, INC., Maker

                                             by:
                                                  George Lovato, Jr., Chairman

                                                                    Exhibit 99.3

                              CONVERTIBLE DEBENTURE

Date: November 21, 2001

Maker: Americana Publishing, Inc.

Maker's Mailing Address (including county): 303 San Mateo NE, Suite 104A
                                            Bernalillo County
                                            Albuquerque, NM 87108

Payee: Jerome Ruther

Place for Payment: (including county):      369 Montezuma - 414
                                            Santa Fe County
                                            Santa Fe, New Mexico 87501

Principal Amount: One Hundred Thousand and no/100 Dollars ($100,000.00).

Annual Interest Rate on Unpaid Principal from Date: 30%

Annual Interest Rate on Matured, Unpaid Amounts: 30%

Terms of Payment (principal and interest): Interest shall be paid monthly on the last day of each month following the execution of this convertible debenture and on the last day of each month thereafter. Principal shall be payable in full 366 days from date.  At the due date,  or in the event  Maker  elects to pay in full prior to the due date, then Payee shall have the option of accepting either cash or stock or cash and stock in repayment of this debt. Said stock shall be deemed to be valued at five cents ($.05) per share for purposes of this  provision  for repayment.

Security  for  Payment:  Five  Hundred  Thousand  (500,000)  shares  of Rule 144 restricted stock in Americana Publishing, Inc.

     Maker  promises  to pay to the order of Payee at the place for  payment and according  to the terms of payment the  principal  amount  plus  interest at the rates stated above.

     If Maker defaults in the payment of this note or in the  performance of any obligation  in any  instrument  securing  or  collateral  to it, and the default continues  after  Payee  gives  Maker  notice of the default and the time within which it must be cured, as may be required by law or by written agreement,  then payee may declare the unpaid principal  balance and earned interest on this note immediately  due.  Maker and each  surety,  endorser,  and  guarantor  waive all demands  for  payment,  presentations  for  payment,  notices  of  intention  to accelerate maturity, notices of acceleration of maturity,  protests, and notices of protest, to the extent permitted by law.

     If this note or any instrument  securing or collateral to it is given to an attorney for collection or enforcement,  or if suit is brought for collection of enforcement,  or if it is collected or enforced through probate,  bankruptcy, or other  judicial  proceeding,  then Maker shall pay payee all costs of collection and  enforcement  including  reasonable  attorney's  fees and  court  costs,  in addition to other amounts due.  Reasonable  attorney's  fees shall be 10% of all amounts due unless either party pleads otherwise.

     Interest  on the debt  evidenced  by this note shall not exceed the maximum amount of  nonusurious  interest that may be contracted  for,  taken,  reserved, charged,  or received  under law; any interest in excess of that maximum  amount shall be  credited  on the  principal  of the  debtor or, if that has been paid, refunded.  On any  acceleration  or required or permitted  prepayment,  any such excess shall be canceled  automatically as of the acceleration or prepayment or, if already  paid,  credited on the principal of the debt or, if the principal of the debt has been paid,  refunded.  This provision overrides other provisions in this and all other instruments concerning the debt.

     Each Maker is  responsible  for all  obligations  represented by this note.
When the context requires, singular nouns and pronouns include the plural.

                                             AMERICANA PUBLISHING, INC., Maker

                                             by:
                                                  George Lovato, Jr., Chairman

                                                                    Exhibit 99.4

                             CONVERTIBLE DEBENTURE

Date: September 27, 2001

Maker: Americana Publishing, Inc.

Maker's Mailing Address (including county): 303 San Mateo NE, Suite 104A
                                            Bernalillo County
                                            Albuquerque, NM 87108

Payee: Lowell Fixler

Place for Payment:       2021 St. John's Avenue
Highland Park, IL 60035

Principal Amount: Fifty Thousand and no/100 Dollars ($50,000.00).

Annual Interest Rate on Unpaid Principal from Date: 30%

Annual Interest Rate on Matured, Unpaid Amounts: 30%

     Terms of Payment  (principal and interest):  Interest shall be paid monthly on the  last  day of the  month  following  the  execution  of this  convertible debenture  and on the  last day of each  month  thereafter.  Principal  shall be payable  in full 366 days  from  date.  At the due date,  or in the event  Maker elects to pay in full prior to the due date, then Payee shall have the option of accepting either cash or stock or cash and stock in repayment of this debt. Said stock shall be deemed to be valued at five cents  ($.05) per share for  purposes of this provision for repayment.

     Security for Payment:  Two Hundred Fifty Thousand  (250,000) shares of Rule
144 restricted stock in Americana Publishing, Inc.

     Maker  promises  to pay to the order of Payee at the place for  payment and according  to the terms of payment the  principal  amount  plus  interest at the rates stated above.

     If Maker defaults in the payment of this note or in the  performance of any obligation  in any  instrument  securing  or  collateral  to it, and the default continues  after  Payee  gives  Maker  notice of the default and the time within which it must be cured, as may be required by law or by written agreement,  then payee may declare the unpaid principal  balance and earned interest on this note immediately  due.  Maker and each  surety,  endorser,  and  guarantor  waive all demands  for  payment,  presentations  for  payment,  notices  of  intention  to accelerate maturity, notices of acceleration of maturity,  protests, and notices of protest, to the extent permitted by law.

     If this note or any instrument  securing or collateral to it is given to an attorney for collection or enforcement,  or if suit is brought for collection of enforcement,  or if it is collected or enforced through probate,  bankruptcy, or other  judicial  proceeding,  then Maker shall pay payee all costs of collection and  enforcement  including  reasonable  attorney's  fees and  court  costs,  in addition to other amounts due.  Reasonable  attorney's  fees shall be 10% of all amounts due unless either party pleads otherwise.

     Interest  on the debt  evidenced  by this note shall not exceed the maximum amount of  nonusurious  interest that may be contracted  for,  taken,  reserved, charged,  or received  under law; any interest in excess of that maximum  amount shall be  credited  on the  principal  of the  debtor or, if that has been paid, refunded.  On any  acceleration  or required or permitted  prepayment,  any such excess shall be canceled  automatically as of the acceleration or prepayment or, if already  paid,  credited on the principal of the debt or, if the principal of the debt has been paid,  refunded.  This provision overrides other provisions in this and all other instruments concerning the debt.

     Each Maker is  responsible  for all  obligations  represented by this note.
When the context requires, singular nouns and pronouns include the plural.

                                             AMERICANA PUBLISHING, INC., Maker

                                             by:
                                                  George Lovato, Jr., Chairman

                                                                    Exhibit 99.5

                              CONVERTIBLE DEBENTURE

Date: December 6, 2001

Maker: Americana Publishing, Inc.

Maker's Mailing Address (including county): 303 San Mateo NE, Suite 104A
                                            Bernalillo County
                                            Albuquerque, NM 87108

Payee: Lowell Fixler

Place for Payment:       2021 St. John's Avenue
                         Highland Park, IL 60035

Principal Amount: Twenty Five Thousand and no/100 Dollars ($25,000.00).

Annual Interest Rate on Unpaid Principal from Date: 30%

Annual Interest Rate on Matured, Unpaid Amounts: 30%

Terms of Payment (principal and interest): Interest shall be paid monthly on the last day of the month following the execution of this convertible  debenture and on the last day of each month thereafter. Principal shall be payable in full 366 days from date.  At the due date,  or in the event  Maker  elects to pay in full prior to the due date, then Payee shall have the option of accepting either cash or stock or cash and stock in repayment of this debt. Said stock shall be deemed to be valued at five cents ($.05) per share for purposes of this  provision  for repayment.

Security for Payment:  One Hundred Twenty Five Thousand (125,000) shares of Rule
144 restricted stock in Americana Publishing, Inc.

     Maker  promises  to pay to the order of Payee at the place for  payment and according  to the terms of payment the  principal  amount  plus  interest at the rates stated above.

     If Maker defaults in the payment of this note or in the  performance of any obligation  in any  instrument  securing  or  collateral  to it, and the default continues  after  Payee  gives  Maker  notice of the default and the time within which it must be cured, as may be required by law or by written agreement,  then payee may declare the unpaid principal  balance and earned interest on this note immediately  due.  Maker and each  surety,  endorser,  and  guarantor  waive all demands  for  payment,  presentations  for  payment,  notices  of  intention  to accelerate maturity, notices of acceleration of maturity,  protests, and notices of protest, to the extent permitted by law.

     If this note or any instrument  securing or collateral to it is given to an attorney for collection or enforcement,  or if suit is brought for collection of enforcement,  or if it is collected or enforced through probate,  bankruptcy, or other  judicial  proceeding,  then Maker shall pay payee all costs of collection and  enforcement  including  reasonable  attorney's  fees and  court  costs,  in addition to other amounts due.  Reasonable  attorney's  fees shall be 10% of all amounts due unless either party pleads otherwise.

     Interest  on the debt  evidenced  by this note shall not exceed the maximum amount of  nonusurious  interest that may be contracted  for,  taken,  reserved, charged,  or received  under law; any interest in excess of that maximum  amount shall be  credited  on the  principal  of the  debtor or, if that has been paid, refunded.  On any  acceleration  or required or permitted  prepayment,  any such excess shall be canceled  automatically as of the acceleration or prepayment or, if already  paid,  credited on the principal of the debt or, if the principal of the debt has been paid,  refunded.  This provision overrides other provisions in this and all other instruments concerning the debt.

     Each Maker is  responsible  for all  obligations  represented by this note.
When the context requires, singular nouns and pronouns include the plural.

                                             AMERICANA PUBLISHING, INC., Maker

                                             by:
                                                  George Lovato, Jr., Chairman

                                                                    Exhibit 99.6

                              CONVERTIBLE DEBENTURE

Date: December 5, 2001

Maker: Americana Publishing, Inc.

Maker's Mailing Address (including county): 303 San Mateo NE, Suite 104A
                                            Bernalillo County
                                            Albuquerque, NM 87108

Payee: Don White

Place for Payment: (including county): 8203 Willow Place South, Suite 605
                                       Harris County
                                       Houston, Texas 77064

Principal Amount: Ten Thousand no/100 Dollars ($10,000.00).

Annual Interest Rate on Unpaid Principal from Date: 30%

Annual Interest Rate on Matured, Unpaid Amounts: 30%

Terms of Payment (principal and interest): Payable in full one year from date.

Security  for  Payment:  One  Hundred  Thousand  (100,000)  shares  of Rule  144 restricted stock in Americana Publishing, Inc.

     Maker  promises  to pay to the order of Payee at the place for  payment and according  to the terms of payment the  principal  amount  plus  interest at the rates stated above.

     If Maker defaults in the payment of this note or in the  performance of any obligation  in any  instrument  securing  or  collateral  to it, and the default continues  after  Payee  gives  Maker  notice of the default and the time within which it must be cured, as may be required by law or by written agreement,  then payee may declare the unpaid principal  balance and earned interest on this note immediately  due.  Maker and each  surety,  endorser,  and  guarantor  waive all demands  for  payment,  presentations  for  payment,  notices  of  intention  to accelerate maturity, notices of acceleration of maturity,  protests, and notices of protest, to the extent permitted by law.

     If this note or any instrument  securing or collateral to it is given to an attorney for collection or enforcement,  or if suit is brought for collection of enforcement,  or if it is collected or enforced through probate,  bankruptcy, or other  judicial  proceeding,  then Maker shall pay payee all costs of collection and  enforcement  including  reasonable  attorney's  fees and  court  costs,  in addition to other amounts due.  Reasonable  attorney's  fees shall be 10% of all amounts due unless either party pleads otherwise.

     Interest  on the debt  evidenced  by this note shall not exceed the maximum amount of  nonusurious  interest that may be contracted  for,  taken,  reserved, charged,  or received  under law; any interest in excess of that maximum  amount shall be  credited  on the  principal  of the  debtor or, if that has been paid, refunded.  On any  acceleration  or required or permitted  prepayment,  any such excess shall be canceled  automatically as of the acceleration or prepayment or, if already  paid,  credited on the principal of the debt or, if the principal of the debt has been paid,  refunded.  This provision overrides other provisions in this and all other instruments concerning the debt.

     Each Maker is  responsible  for all  obligations  represented by this note.
When the context requires, singular nouns and pronouns include the plural.

                                             AMERICANA PUBLISHING, INC., Maker

                                             by:
                                             George Lovato, Jr., President