Form 10KSB/A
period 2001-12-31
AMERICANA PUBLISHING INC
filed 2002-04-17
CIK 1081751

<SUBMISSION-INFORMATION-FILE>
<TYPE>                        10KSB/A
<DOCUMENT-COUNT>
<SROS>                        NONE
<FILER>
     <CIK>                    0001081751
     <CCC>                    #MD7FUEK
</FILER>
<PERIOD>                      12/31/01
<DOCUMENT>
     <TYPE>                   10KSB/A
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
Item 10. EXECUTIVE COMPENSATION
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13. EXHIBITS AND REPORTS ON FORM 8-K
           Reports on Form 8-K

SIGNATURES

                                     PART I

This Annual Report on Form 10-KSB contains "forward-looking  statements".  These forward-looking  statements are based on our current expectations,  assumptions, estimates and  projections  about our business and our  industry.  Words such as
"believe,"  "anticipate,"  "expect,"  "intend," "plan," "will," "may," and other similar  expressions  identify  forward-looking  statements.  In  addition,  any statements that refer to expectations, projections or other characterizations of
future  events  or   circumstances   are   forward-looking   statements.   These
forward-looking  statements are subject to certain risks and uncertainties  that could cause  actual  results to differ  materially  from those  reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

* whether or not we can raise the capital  necessary to  implement  our business plan and fund future operations,

* whether or not the market for our products continues to grow,

* whether or not the acquisitions we have made will be profitable,

* improvements in the products of our competitors,

* changing economic conditions, and other factors, some of which will be outside
our  control.   You  are  cautioned  not  to  place  undue   reliance  on  these
forward-looking statements,  which relate only to events as of the date on which the  statements  are made. We undertake no  obligation to publicly  revise these forward-looking  statements to reflect events or circumstances  that arise after the date hereof.  You should refer to and carefully  review the  information  in future documents we file with the Securities and Exchange Commission.

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

Through  its  division,   Corporate  Media  Group,  Inc.,   Americana  packages,
duplicates,  replicates and fulfills orders for audio cassettes,  VHS tapes, CDs and  DVDs for  sale to  distributors,  wholesalers,  retailers  and the  general public.  Corporate Media Group, Inc. also provides studio space for pre and post production audio and video recording.

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
Management's  plans in regard to these matters are also described in Note 2. The consolidated  financial  statements  do not include any  adjustments  that might result from the outcome of this uncertainty.

                                   /s/ Singer Lewak Greenbaum and Goldstein LLP
                                   Los Angeles, CA

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

Exhibit 99.5  Convertible Debenture December 6, 2001 - Lowell Fixler

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