Form 10QSB
period 2002-03-31
AMERICANA PUBLISHING INC
filed 2002-05-20
CIK 1081751

<SUBMISSION-INFORMATION-FILE>
<TYPE>                        10QSB
<DOCUMENT-COUNT>              1
<SROS>                        NONE
<FILER>
     <CIK>                    0001081751
     <CCC>                    #MD7FUEK
</FILER>
<PERIOD>                      03/31/02
<DOCUMENT>
     <TYPE>                   10QSB
     <DESCRIPTION>            Form 10QSB
<TEXT>

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2002, there were 19,959,394 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No_____.


                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                      December 31, 2001 (Audited) and
                      March 31, 2002 (Unaudited)                         3

                Condensed Consolidated Statement of Operations
                      Three months ended March 31, 2002
                      and 2001                                           4

                Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2002
                      and 2001                                           5

                Notes to Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7-8

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                         9

Item 2.         Changes in Securities                                     9

Item 3.         Defaults Upon Senior Securities                           9

Item 4.         Submission of Matters to a Vote of Security Holders       9

Item 5.         Other Information                                         9

Item 6.         Exhibits and Reports on Form 8-K                          9

SIGNATURES


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                      Condensed Consolidated Balance Sheets
                                      As of

                                                 March 31,        December 31,
                                                   2002               2001
                                                (unaudited)        (Audited)
ASSETS

Current Assets

    Cash and cash equivalents              $       33,302          $     48,208
    Accounts receivable, less allowance
      for doubtful accounts of $69,093
      and $98,500, respectively                   158,318                53,512
    Accounts receivable - factored                523,629               702,075
    Inventory                                     183,715               389,528
    Prepaid and other current assets                2,234                 5,734
                                           ---------------         -------------

        Total Current Assets                      901,198             1,199,057

Property and Equipment, net                     1,818,146             1,945,413

                                           ---------------         -------------
TOTAL ASSETS                               $    2,719,344          $  3,144,470
                                           ===============         =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Book overdraft                         $       80,495          $     56,248
    Line of credit                                201,249               203,449
    Accounts payable                            2,817,284             2,635,990
    Accrued expenses                              171,700               127,709
    Note payable - factor                         523,629               702,075
    Notes payable - related party                 159,897                96,397
    Convertible debt - related parties            372,500               387,500
    Current portion of capital lease
      obligations                                 215,534               200,629
                                            ---------------        -------------
       Total current liabilities                4,452,288             4,409,997

Capital lease obligations,
      less current portion                        214,655               278,179
                                              -------------        -------------

             Total liabilities                  4,756,943             4,688,176
                                              -------------        -------------
Commitments and Contingencies

Shareholder's deficit
    Prefered stock, no par
      20,000,000 shares authorized
      0(unaudited)shares issued and
        outstanding                                     -                     -
    Common stock, $0.001 par value
      100,000,000 shares authorized                     -                     -
       19,959,394(unaudited) and 14,636,570
        share's issued and outstanding for
        March 31,2002 and December 31,2001,
        respectively                               19,960                14,637
    Additional paid-in capital                  9,388,276             8,691,812
    Accumulated deficit                       (11,445,835)          (10,250,155)
                                              -------------        -------------
        Total shareholder's deficit            (2,037,599)           (1,543,706)
                                              -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICT  $   2,719,344          $  3,144,470
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                      Consolidated Statements of Operations
                                 For the Period

                                          Three Months        Three Months
                                             Ended                Ended
                                         March 31, 2002      March 31, 2001
                                           (unaudited)         (unaudited)

Revenues                                    $  697,101          $   94,811

Cost of goods sold                             475,160              30,428
                                            -----------         ------------
Gross profit                                   221,941              64,383
                                            -----------        ------------

Operating expenses
   Compensation expense                        713,823             458,423
   Depreciation and amortization               127,268              30,763
   Selling, general, and administrative        557,996              59,489
                                            -----------        ------------
      Total operating expenses               1,399,087             548,675
                                            -----------        ------------

Loss from operations                        (1,177,146)           (484,292)
                                            -----------        ------------
Other Income(Expense)
   Other Income                                  4,422                   -
   Interest Expense                            (22,956)                  -
   Interest Income                                   -                 129
                                            -----------        ------------
       Total Other Income(Expense)             (18,534)                129
                                            -----------        ------------
Net(Loss)                                  $(1,195,680)         $ (484,163)
                                            ===========        ============
Basic and Diluted loss per share           $     (0.07)         $    (0.05)
                                            ===========        ============
Basic and Diluted weighted-average          16,600,958           8,893,952
  shares outstanding                        ===========        ============

                See Accompanying Notes to Financial Statements.


                           Americana Publishing, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2002    March 31, 2001

Cash Flows From Operating Activities:
   Net Loss                                      $(1,195,680)    $     (484,163)
   Adjustments to Reconcile Net Loss
    To Net Cash used in operating activities
     Depreciation and amortization                   127,267             30,762
     Capital Transactions                                  -            373,402
     Allowance for doubtful accounts                 (29,407)                 -
     Issuance of Common Stock to outside
       consultants in exchange for services
       rendered                                        7,280                  -
     Issuance of Common Stock to employees and
       members of the Board of Directors for
       services rendered                             520,257                  -
     (Increase) Decrease in Accounts Receivable      (75,399)           (33,496)
     (Increase) Decrease Prepaid expenses
                and other assets                       3,500              5,483
     Increase (Decrease)in Accounts Payable          181,294               (460)
     (Increase) Decreasein Inventory                 205,813             (6,141)
     Increase (decrease) in Accrued expenses          43,991                  -
                                                -------------        -----------

Net Cash Used In Operating Activities               (211,084)          (114,612)
                                                -------------        -----------
Cash Flows From Investing Activities:

   Purchase of Property and Equipment                      -            (19,148)
   Sale of Marketable Securities                           -             25,000
                                                -------------        -----------
Net Cash provided by Investing Activities:                 -              5,852
                                                -------------        -----------
Cash Flows From Financing Activities:
   Increase in book overdraft                         24,247                  -
   Net payments on line of credit                     (2,200)                 -
   Proceeds from notes payable                        76,500                  -
   Payments on notes payable                          (28,000)                 -
   Payments on Capitalization lease obligations      (48,619)                 -
   Proceeds From Sale of Common Stock                174,250            112,500
                                                --------------       -----------
Net Cash Provided by Financing Activities            196,178            112,500
                                                --------------       -----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                  (14,906)             3,740

Cash and Cash Equivalents at
  Beginning of Period                                 48,208             20,027
                                                     --------        -----------
Cash and Cash Equivalents at
  End of Period                                  $    33,302             23,767
                                                 =============       ===========

Supplemental disclosures of cash flow information

   Interest Paid                                 $    19,956         $        -
                                                 =============       ===========
   Income Tax paid                               $         -         $        -
                                                 =============       ===========

                See Accompanying Notes to Financial Statements.


                           AMERICANA PUBLISHING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The unaudited  internal  condensed  financial  statements and related notes have been prepared by Americana Publishing,  Inc. (the “Company”),  and not
subject to an audit pursuant to the rules and  regulations of the Securities and
Exchange  Commission.  In the  opinion of  management,  all  adjustments  (which include  only normal  recurring  adjustments)  necessary  to present  fairly the financial  position,  results of operations and cash flows at March 31, 2002 and for all periods presented,  have been made. Certain  reclassifications have been made to the prior year to conform with the current years presentation.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been omitted. It is suggested that these condensed financial  statements be read in conjunction with the  Company´s  audited financial  statements and notes  thereto  for the fiscal  year ended  December  31,  2001.  The results of operations  for the  three  months  ended  March  31,  2002 are not  necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The  accompaning  financial  statements  have been  prepared on a going  concern basis,  which  contemplates  the  realization  of assets and the  satifaction of liabilities  in the  normal  course  of  business.  As  shown  in the  financial statements,  during the year ended  December 31, 2001 and the three months ended
March 31,  2002,  the company  incurred  losses of  $5,775,333  and  $1,195,680, respectively.  In  addition  to,  as  of  March  31,  2002,  its  total  current liabilities  exceeded its current  assets by $2,037,599,  and its  shareholders'
deficit was $2,037,599.  These factors,  among others,  raise  substancial doubt about its ability to continue as a going concern.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No.145,  "Rescission of FASB  Statements No.
4, 44, and 64,  Amendment of FASB  Statement  No.13 and Technical  Corrections."
SFAS  No.145   updates,   clarifies,   and   simplifies   exsisting   accounting
pronouncements.  This statement rescinds SFAS No.4, which required all gains and losses  from  extinguishments  of  debt  to  be  aggregated  and,  if  material, classified as an  extraordinary  item,  net of related  income tax effect.  As a result,  the criteria in APB No.30 will not be used to classify  those gains and losses. SFAS No.64 amended SFAS No.4 and is no longer necessary as SFAS No.4 has been rescinded. SFAS No.44 has been rescinded as it is no longer necessary. SFAS
No.145 amends SFAS No.13 to require that certain lease  modifications  that have economic effects similar to sale-leaseback  transactions be accounted for in the same manner as sale-lease  transactions.  This  statement  also makes  technical corrections  to  exsisting  pronouncements.  While  those  corrections  are  not substantive in nature, in some instances,  they may change accounting  practice.
The Company does not expect  adoption of SFAS No.145 to have a material  impact, if any, on its financial position or results of operations.

NOTE 4. LIQUIDITY

The Company has historically financed its operation1s through the sale of common stock.  The  proceeds  were  used  for  start-up  activities  including  website development as well as other start-up activities.  The Company´s  revenues have average  $232,367 per month for 2002. This revenue has not been adequate to cover  current  monthly cash  expenditures  thus  requiring the Company to raise
additional  capital  infusions  to  support  operations.   Currently  management
believes revenues will increase to adequate levels to support cash expenditures.
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

Note 5. Stock Transactions

During the first three  months of 2002 the Company  issued  3,711,158  shares of common stock to various employees and consultants.  The fair value of this stock was booked as compensation expense and consulting expense.

During the first  three  months of 2002 the  Company  sold  1,611,666  of common shares for $174,250 under regulation 4(2). Regulation 4(2) provides for the sale of restricted  shares of common stock without the  preparation  of a prospectus.
The share offered in the first quarter cannot be sold for a period of one year.

Note 6. Subsequent Events                                      6

On April 1, 2002 the company aquired Audio Book inventory and Master's of Sunset
Publications  from an  individual  in exchange for 250,000  shares of Ristricted
Common Stock of Americana Publishing, Inc.

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

Site Development

During the third  quarter,  2001,  an analysis was performed of the web site. It was determined that the existing  code-base was causing  intermittent  errors. A determination  was made to modify the entire website and database ab initio.  It was further  determined that a  restructuring  of the code to permit Ingram Book
Co., Inc., to  automatically  receive a copy of each order placed was necessary.
The modification of the website and database and the restructuring of the Ingram order code were completed during the fourth quarter, 2001.

Audio Book Development

Americana has purchased  the audio  production  rights to over one hundred (100)
books.  In  cooperation  with  John  Wagner  Studios,   Americana  has  produced
twenty(20)  audio  titles  in 2001  for a total  inventory  of 60  titles  as of
December  31,  2001  available  for sale to some  17,000  retail  stores,  3,000 libraries and dozens of wholesale  distributors  throughout  the United  States.
Sales of audio books on hand was continued  through the calendar year 2001.  The total  amount of 99,567.41 in invoiced  sales has been  achieved  during the 1st quarter of 2002. All sixty (60) titles are available for sale as a download from the americanabooks.com website in addition to telephone solicitation of sales of audiotapes.  Additionally,  in an effort to increase  sales,  a catalog of audio books was  completed  and is  continuously  mailed to potential  wholesale  book buyers,  bookstores and libraries.  It is anticipated that audio book production will  continue in the year 2002 to produce a total of twenty (20) new audio book titles for the calendar year 2002. In order to increase the Company's  available inventory, negotiations have begun with a principal of Sunset Productions, Inc., a producer and seller of audio books no longer in business,  for the purchase of
Sunset's remaining inventory and their master recordings. It is anticipated that negotiations  will be completed in the second  quarter,  2002, thus allowing the
Company to increase its list of titles by approximately  seventy (70) items with a total market value inventory of approximately $160,000.00.

Finally,  Americana  received  the 2001 Audie  Award  from the Audio  Publishers
Association as the best "New Audio Book  Publisher"  among its 200-member  trade group.

Print Book Development.

Americana  has  printed  and  introduced  in the market  place  during the first quarter of 2002 five printed  works:  The Killing Cards,  Ground Lions,  Beloved
Leah,  It Is I  Joseph,  and A Tourist  In The  Yucatan  appealing  to a diverse audience.  Americana has approximately  three written works in various stages of
production   and  expects  to  publish  and   introduce   to  the  market  place
approximately ten additional titles during the calendar year 2002.

Acquisitions.

As of July 16, 2001,  Americana purchased Corporate Media Group, Inc. and Visual
Energy Studios. Corporate Media Group, Inc. is a media service company dedicated to providing duplication, replication of CD's and VHS tapes and media packaging, distribution  and  fulfillment  services to a wide range of  clients.  Corporate
Media Group,  Inc. is a wholly owned  subsidiary of Americana.  During the first quarter,  2002,  orders have been  solicited  from a major buyer of  duplication services  expected to result in billings from Corporate Media Group in excess of
$2,000,000.00 for the calendar year 2002.

Liquidity and Capital Resources

In order to enhance the capital position of the Company,  Americana has acquired
approval  for  the  sale  of  additional  stock  through  a  private   placement
memorandum.  This  memorandum  was  responsible  for raising  approximately  One
Hundred Fifty  Thousand  Dollars  ($150,000.00),  part of which was received in calendar year 2002. The Company utilized two hundred  forty-five  thousand eight hundred  twenty-seven  (245,827)  shares of Rule 144 restricted  common stock in order to convert  certain debt of a  subsidiary  of the  Company.  Further,  the
Company  executed  Three  Hundred  Seventy Five Thousand  Dollars  ($375,000) in
convertible  debentures  with two of its major  shareholders in order to provide working capital for American's subsidiary.

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

Capital Expenditure

During  the  calendar  year 2002,  Americana  made  approximately  $0 in capital expenditures.

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
These  acquisitions  will be  transacted  with the use of the  Company's  common stock. As of December 31, 2001,  Americana had received 20  communications  from various  quality  publishing  enterprises  that  had  expressed  interest  in  a potential  sale  transaction.  Americana  has  been  actively  evaluating  these businesses and issued three letters of intent.  These letters of intent indicate to the interested  party that  Americana is interested in pursuing  negotiations and  entering  into a formal  purchase  and sale  agreement.  During  the  first quarter,  2002,  the  Company  issued two  letters of intent and has as a result investigated  and  completed  its due  diligence  with  respect to one letter of intent and  determined  that the  acquisition  was not in the best  interest  of
Americana. Due diligence with respect to the remaining letter of intent is still ongoing and is expected to be completed during the second quarter, 2002.

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

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter ended March 31, 2001

Revenue  increased  by  $602,320  for the current  quarter  which was due to the acquisition  of CMG Inc in July of  2001.  Cost of  Goods  sold  increased  from
$30,428 to 475,160, once again due to the acquisition CMG.

Of the total  amount of  compensation  expense of  $713,823  a  majority  of it,
$527,537 was for the  issuance of stock to various  employees  and  consultants, which was a non-cash transaction.

Part II.  Other Information.

Item 1. Legal Proceedings - None

Item 2. Changes in Security - None

Item 3.  Defaults  upon  Senior  Securities  -  None

                                   SIGNATURES

In accordance with the  requirements of the Securities  Exchange Act of 1934 the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned hereunto duly authorized.

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By:  /s/ George Lovato, Jr.
                                           -----------------------------------
        Date:  May 20, 2001                 George Lovato, Jr., CEO/Chairman

                                       10