Form 10QSB
period 2002-06-30
AMERICANA PUBLISHING INC
filed 2002-08-16
CIK 1081751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2002, there were 21,024,394 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No_____.

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      December 31, 2001 (Audited) and
                      June 30, 2002 (Unaudited)                          3

                Condensed Statement of Income (Loss)
                      Three and six months ended
                      June 30, 2002 and 2001                             4

                Condensed Statements of Cash Flows
                      Six months ended June 30, 2002
                      and 2001                                           5

                Notes to Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   7-9

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                        10

Item 2.         Changes in Securities                                    10

Item 3.         Defaults Upon Senior Securities                          10

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 5.         Other Information                                        10

Item 6.         Exhibits and Reports on Form 8-K                         10

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                               Condensed Balance Sheet
                               For Periods Ending

                                                 June 30,        December 31,
                                                   2002               2001
Assets                                          (unaudited)

Current Assets
    Cash and cash equivalents                   $    9,849          $     1,992
    Accounts receivable, net of allowance for
      doubtful accounts of $29,316 and $2,500       36,607               43,095
    Accounts receivable - factored                  31,942                    -
    Inventory                                       34,758               20,360
    Prepaid expenses and other current assets        3,234                5,734
                                                -----------       -------------
          Total Current Assets                  $  116,390        $      71,181

Property & Equipment, net                      245,339              297,259
Audio production costs                              52,655                    -

Total Asset                                     $  414,384          $   368,440
                                                ===========       =============
Liabilities & Stockholders Equity

Current Liabilities
    Accounts Payables                           $   66,351          $    37,990
    Accrued expenses                               125,896               25,198
    Note payable - factor                           31,942                    -
    Note payable - related parties                  84,884                    -
    Convertible debt - related parties             387,500              387,500
    Net liabilities available for sale           2,075,129            1,461,458
                                                -----------       -------------
        Total Current Liabilities                2,771,702            1,912,146

Commitments and contingencies

Stockholders' Equity
    Preferred Stock No Par Value
      20,000,000 shares authorized
      0 (unaudited) and 0 issued and outstandin
    Common stock, $0.001 par value
      100,000,000 shares authorized
      21,024,394 (unaudited) and
      14,636,570 issued and outstanding             21,025               14,637
    Committed shares, 6,000,000 shares held in
      trust
    Additional paid-in capital                    9,737,456           8,691,812
    Accumulated deficit                         (12,115,799)        (10,250,155)
                                               ------------         -----------

      Total stockholders' equity                (2,357,318)          (1,543,706)
                                               ------------         -----------

Total Liabilities & Stockholders Equity    $   414,384          $   368,440
                                               ============         ===========

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations

                                       FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                           ENDED JUNE 30             ENDED JUNE 30
                                       2002            2001          2002         2001
                                   (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                                   ----------      ----------    ----------   ----------
Revenue                            $   60,332      $   69,193    $ 142,759    $ 164,004

Cost of Goods Sold                     10,879          11,910       16,781       42,338
                                   ----------      ----------     ---------    ---------
  Gross Profit                         49,453          57,283      125,978      121,666

Operating expenses
   Compensation expense               267,929         (36,454)     924,844      421,969
   Selling, general and
     administration                   146,351         200,893      268,716      260,382
   Depreciation and amortization       29,960          31,039       51,392       61,802
                                      -------         -------    ----------  ----------
      Total operating expenses        444,240         195,478    1,244,952      744,153

Loss from operations                 (394,787)       (138,195)  (1,118,974)    (622,487)

Other Income (Expense)
  Interest Expense                    (53,930)              -      (59,930)           -
  Other Income                              -               -            -          129
                                       --------        --------    ---------     --------
     Total other income (expense)     (53,930)              -      (59,930)         129
                                       --------        --------    ---------     --------
Loss before provision for
  income taxes and
  discontinued operations            (448,717)       (138,195)  (1,178,904)    (622,358)

Provision for income taxes                  -               -            -            -
                                      --------       ---------   ----------    ---------

Loss before discontinued
  operations                         (448,717)       (138,195)  (1,178,904)    (622,358)

Loss on discointinued
  operations                         (221,248)              -     (686,741)           -
                                     ---------       ---------  -----------    ---------

Net Loss                          $  (669,965)     $ (138,195) $(1,865,645)  $ (622,358)
                                    ==========       =========  ===========    =========

Basic and diluted loss per share:
  From continuting operations     $     (0.02)     $    (0.01) $     (0.06)  $    (0.07)
  From discontinued operations          (0.01)              -        (0.04)           -
                                   -----------      ----------  -----------    ---------
                                 $      (0.03)     $    (0.01) $     (0.10)  $    (0.07)
                                   -----------      ----------  -----------    ---------

Basic and diluted
  weighted-average shares
  outstanding                      20,860,603       10,311,693  18,754,445    9,606,513
                                   ===========      =========== ===========   =========

                See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                        Condensed Statement of Cash Flows
                                  (Unaudited)

                                             Six Months Ended          Six Months Ended
                                              June 30, 2002              June 30, 2001
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations             $(1,178,904)           $  (622,358)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation and amortization                      51,920                 61,802
     Issuance of common stock to board members
       and employees for services rendered             750,257                412,703
     Issuance of common stock to board members
       and employees for services rendered              60,025                      -
     Provision for allowance for doubtful accounts      26,816                      -
     (Increase) decrease in
       Accounts receivable                             (20,328)               (17,376)
       Inventory                                         2,477                (11,399)
       Prepaid expenses and other current assets         2,500                 17,999
       Marketable securities                                 -                 25,000
       Audio production costs                           (2,030)                     -
     Increase (decrease) in
       Account payable                                  28,361                 (9,283)
       Accrued expenses                                100,698                      -
                                                   ------------             ----------
      Net cash used in continuing operating
        activities                                    (178,208)              (142,912)
      Net cash used in discontinued operating
        activities                                     (14,957)                     -
                                                   ------------             ----------
Net Cash Used by Operating Activities                 (193,165)              (142,912)

Cash Flows From Investing Activities
   Purchase of property and equipment                        -                (24,646)
                                                   ------------             ----------

Net cash used in continuing activities
   investing activities                                      -                (24,646)
                                                   ------------             ----------

Net cash used in investing activities                        -                (24,646)
                                                   ------------             ----------
Net Cash Used in Investing Activities                  (24,646)              (152,750)

Cash flows from financing activities
  Proceeds from notes payable                          117,725                      -
  Payments on notes payable                            (46,342)                     -
  Proceeds from the sale of common stock               174,250                155,000
                                                   ------------             ----------

Net cash provided by continuing financing
   activities                                          245,633                155,000
Net cash used in discontinued financing
   activities                                          (44,611)                     -
                                                   ------------             ----------

Net provided financing activities                     201,022                 155,000

Net decrease in cash and cash equivalents               7,857                 (12,558)

Cash and cash equivalents, beginning of period          1,992                  20,027
                                                  ------------              ----------

Cash and cash equivalents, end of period           $    9,849               $   7,469
                                                  ============              ==========

Supplemental disclosures of cash flow information

  Interest paid                                    $        -               $       -
                                                  ============              ==========

  Income taxes paid                                $        -               $       -
                                                  ============              ==========

                See Accompanying Notes to Financial Statements.

                           AMERICANA PUBLISHING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

The unaudited  internal  condensed  financial  statements and related notes have been prepared by Americana Publishing,  Inc. (the “Company”),  and not
subject to an audit pursuant to the rules and  regulations of the Securities and
Exchange  Commission.  In the  opinion of  management,  all  adjustments  (which include  only normal  recurring  adjustments)  necessary  to present  fairly the financial  position,  results of operations and cash flows at June 30, 2002 and for all periods presented,  have been made. Certain  reclassifications have been made to the prior year to conform with the current years presentation.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been omitted. It is suggested that these condensed financial  statements be read in conjunction with the  Company´s  audited financial  statements and notes  thereto  for the fiscal  year ended  December  31,  2001.  The results of operations for the three and six months ended June 30, 2002 are not  necessarily indicative of the operating results for the full year.

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

NOTE 3.  GOING CONCERN

The  accompanying  financial  statements  have been  prepared on a going concern basis,  which  contemplates  the  realization of assets and the  satisfaction of liabilities  in the  normal  course  of  business.  As  shown  in the  financial statements,  during  the six  months  ended  June 30,  2002 and the years  ended
December  31,  2001,  and 2000,  the  Company  incurred  losses  of  $1,865,645,
$5,775,333 and $2,238,437,  respectively.  In addition,  as of June 30, 2002 and
December 31, 2001,  its total  current  liabilities  exceeded its total  current assets by $2,655,312 and $3,210,940,  respectively and its shareholders' deficit was $2,357,318 and $1,543,706.  These factors,  among others,  raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4.  DISCONTINUED OPERATIONS

During the three months ended June 30, 2002,  the Company  ceased  operations of
Corporate Media Group,  Inc ("CMG").  A vendor of the Company has taken over the operations,  although  the  Company  has no formal  agreement.  All  assets  and liabilities of CMG have been reclassified to net liabilities available for sale.
Liabilities  for CMG exceed  assets for CMG by  $2,075,129  as of June 30, 2002.
Furthermore,   all  income  statement  accounts  for  CMG  have  been  shown  as discontinued operations.

NOTE 5.  ACQUISITION OF INVENTORY

During the six months ended June 30, 2002 the Company  acquired  inventory  from
Sunset Productions, Inc., an entity owned by a related party. The purchase price was  250,000  shares of common  stock,  valued at the fair  market  value of the common stock, which was $67,500.

NOTE 6.  CAPITAL LEASE OBLIGATIONS

During the three months ended June 30, 2002 the Company  stopped  making monthly payments on their capitalized lease obligation, due to cash flow constraints.

NOTE 7.  NOTES PAYABLE

During the six months ended June 30, 2002 the Company, entered into several note payable  agreements,  with related parties  totaling  $117,725.  All these notes payable are due upon demand and bear interest at 8% per annum.

NOTE 8.  STOCK TRANSACTIONS

During  the first six  months of 2002 the  Company  issued  4,776,158  shares of common stock to various employees and consultants.  The fair value of this stock was booked as compensation  expense and consulting expense,  which was valued at
$877,787.

During the first six months of 2002 the Company sold  1,611,666 of common shares for $174,250 under  regulation  4(2).  Regulation  4(2) provides for the sale of restricted  shares of common stock without the preparation of a prospectus.  The shares offered in the six months cannot be sold for a period of one year.

NOTE 9.  CONTINGENCIES

The Company is in negotiations  with an officer of Corporate  Media Group,  Inc.
concerning  the  resolution  of  $170,000  in  expenses  and  reimbursements  of
Corporate  Media group,  Inc. due this officer.  As of June 30, 2002 the Company has offered  300,000  shares of common  stock of Americana  Publishing,  Inc. in exchange for any amounts it might owe to the officer.

The Company  maintained a line of credit with a bank,  secured by the  Company's accounts receivable and inventory.  We are currently in default on the remaining balance of approximately  $205,000 and have been unable to secure an alternative line of credit. The Company believes there is a substantial  likelihood that the bank will attempt to seize the assets covered by the security agreement.

NOTE 10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002,  the FASB issued SFAS No. 146 " Accounting  for Costs  Associated with exit or Disposal Activities." This Statement addresses financial accounting and  reporting  for  costs  associated  with  exit or  disposal  activities  and
nullifies  Emerging  Issues  Task  Force  (EITF)  Issue  No.  94-3,   "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity (including Certain Costs Incurred in a Restructuring)."  This Statement
requires  that a  liability  for a cost  associated  with an  exit  or  disposal activity  be  recognized  when the  liability  is  incurred.  Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan.  This statement  will not have a material  impact on the Company's financial statements.

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

Site Development

No activity  other than  maintenance of the various web sites has occurred or is presently  occurring.  However, we are currently evaluating several options, all of  which  will  result  in the  reconfiguration  of our  websites  in  order to streamline operations and reduce operating costs.

Audio Book Development

Currently,  we offer  approximately  265  audio  book  titles,  having  recently acquired over an additional  200 titles as a result of purchasing  audio masters and finished inventory produced by Sunset Productions, Inc., which are available for sale on our Web  site,  americanabooks.com.  Our audio  books are  currently published on audio tapes,  though we have published one audio book in CD format, and we intend to increase our production of audio books in CD format.  Consumers who visit the Web site can  listen to a  two-minute  sample of many of our audio books.  We have also published an "Audio Book Sampler Tape" that  highlights the first two  minutes of thirty of our audio  books,  enabling a listener  to get a flavor for the books and our packaging. Unlike many other audio book publishers, we do not use  cardboard  packaging,  but a more  durable  packaging,  which  we believe  differentiates our product,  In June 2001 we received an award from the
Audio  Publishing  Association  as the "Best New Audio Book Publisher for 2001".
Additionally,  one of our audio  book  narrators,  Charlie  O'Dowd,  received  a
"Golden  Headset"  award from  Audioworld  as the "Best  Abridged  Reader of the
Year".

We sell our audio books to approximately  17,000 retail stores and approximately
15,000 libraries as well as to large truck stop distributors such as BARJAN, KSG and Audio Adventures.  We have also established accounts to include database and order processing agreements with Baker and Taylor,  Advanced Marketing Services,
Ingram Book Company, Anderson News Company,  Books-A-Million/American  Wholesale
Book Company,  Barnes and Noble.  BJ's, Brodart Company,  Hastings,  Lodes Tone,
Penton  Overseas,  Professional  Media and Recorded  Books.  We believe that the quality and quantity of these retailers serves to enhance our sales.

Sales of audio books on hand was  continued  through  June 30,  2002.  The total amount of $142,759.00 from continuing  operations was in invoiced sales has been achieved year to date. All two hundred sixty five (265) titles are available for sale as a download from the americanabooks.com  website in addition to telephone solicitation  of sales of  audiotapes.  Additionally,  in an effort to  increase sales,  a catalog of audio books was  completed  and is  continuously  mailed to potential  wholesale book buyers,  bookstores  and libraries.  It is anticipated that audio book  production will continue in the year 2002 to produce a total of twenty (20) new audio book titles for the calendar year 2002.

Print Book Development.

During  2001,  we  published  our first print book,  entitled  "The  Cowboy",  a children's book that includes both a print book and an audio tape. Americana has scheduled for  introduction  during the second  quarter of 2002 four  additional works:  The Killing  Cards,  Ground  Lions,  Beloved  Leah,  and It Is I Joseph,
appealing to a diverse  audience.  Americana has  approximately  eleven  written works in various  stages of  production  and expects to publish and introduce to the market place  approximately  ten additional  titles during the calendar year
2002.  We expect to sell our print  books by  including  them in the Ingram Book
Company inventory of available books along with our own internet marketing.

Electronic Books

As of the date of this report,  we have not yet published any electronic  books, though we currently have 12 e-books prepared for publication.  We are developing software  that  should be  completed  in July 2002 which will  enable us to make these e-books available for sale and download.

Liquidity and Capital Resources

We have financed our operations primarily through various private financings. We signed a  securities  purchase  agreement  dated as of  April  1,  2002  with BG
Holdings,  LLC and Gulf Coast  Advisors,  Ltd.  Pursuant to such  agreement,  BG
Holdings,  LLC and Gulf Coast, Ltd., agreed to purchase an aggregate of $200,000 in Principal  amount of our 12% senior  secured  convertible  debentures,  which mature April,  2003.  Together with such debentures,  BG Holdings,  LLC and Gulf
Coast,  Ltd., were also issued Class A warrants and Class B warrants.  The first
$100,000 in aggregate  principal  amount of our 12% senior  secured  convertible debentures were issued to BG Holdings, LLC and Gulf Coast, Ltd upon execution of the  securities  purchase  agreement,  and  the  second  $100,000  in  aggregate principal amount of our 12% senior secured convertible debentures will be issued to BG  Holdings,  LLC,  and Gulf  coast,  Ltd.,  upon the  effectiveness  of the registration statement.

In April  2002,  we issued to certain  investors  an  aggregate  of  $140,000 of one-year, 12% convertible promissory notes and warrants to purchase an aggregate of approximately 2,800,000 shares of our common stock.

The Company has achieved  $847,490 in billed sales for the six months ended June
30, 2002. $745,603 or 88% of this revenue is from a subsidiary,  Corporate Media
Group, which has discontinued operations.

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

We have  discontinued  operations  at Corporate  Media Group,  Inc.,  and Visual
Energy Studio. This action was taken due to the lack of working capital, part of which  was  to be  generated  by  refinancing  certain  equipment  belonging  to
Corporate  Media Group,  Inc.. The value of this equipment was  insufficient  to support an  adequate  loan to value  ratio for  lending  purposes.  Furthermore,
Corporate  Media Group sales  continued to decline  causing a situation in which
Corporate Media Group, Inc., was unable to support any increased debt service.

Capital Expenditure

During  the 2nd  quarter  of  calendar  year  2002,  Americana  made no  capital expenditures.

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
These  acquisitions  will be  transacted  with the use of the  Company's  common stock. As of June 30, 2002,  Americana had received 20  communications  from various  quality  publishing  enterprises  that  had  expressed  interest  in  a potential  sale  transaction.  Americana  has  been  actively  evaluating  these businesses.

We are presently engaged in evaluating two companies as potential  acquisitions.
One company is a printing company located in Albuquerque,  New Mexico, while the other is retail  outlet  for audio  books and also a  franchisor  of audio  book stores located in Austin, Texas.

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

Results of Operations

Quarter  Ended June 30, 2002  Compared to Quarter  Ended June  30,2001.

Revenue  remained  approximately  the same for the  quarter  ended June 30, 2002 compared to the quarter ended June 30, 2001.  Compensation  expense increased by
$304,000.  The  compensation  expense is a non-cash expense and results from the issuance of stock to employees  and  consultants  in place of cash.  Selling and general and administrative expense decreased $54,000.

Year to Date Ended June 30, 2002 Compared to Year to Date Ended June 30, 2001

Revenue decreased $21,000 for six months ended June 30, 2002 compared to the six months ended June 30, 2001.  Compensation  expense increased $500,000.  Selling, general and administrative remained constant during this period.


Part II.  Other Information.

Item 1. Legal Proceedings -

We are co-defendants  with Corporate Media Group, Inc. in a lawsuit commenced in
May 2002 by Digitone Graphics in the Court of General Sessions, Hamilton County,
Tennessee.  Digitone Graphics has alleged that we owe  approximately  $9,900 for materials purchased from and services performed by them.

Corporate  Media Group,  Inc., and Susan Durand,  a director of Corporate  Media
Group, are  co-defendant in a lawsuit  commenced on May 2002, by First Tennessee
Bank in the Circuit Court of Bradley County, Tennessee.  First Tennessee Bank is
seeking damages of approximately $38,900 with respect to an overdrawn account.

We are co-defendants  with Corporate Media Group, Inc. in a lawsuit commenced on
May 2002, by Eva-Tone, Inc., in the Circuit Court of Bradley County,  Tennessee.
Eva-Tone,  Inc.,  is seeking  damages of $26,350  with respect to an account for merchandise that is delinquent.

As of June 30, 2002, Cinram, Inc. seized  approximately  $100,000 from Corporate
Media Group,  Inc. in connection  with an agreed  judgement it obtained  against
Corporate  Media Group,  Inc.  for  approximately  $245,000  upon the default by
Corporate  Media  Group,  Inc.  of a  settlement  agreement  with  Cinram,  Inc.
Corporate  Media Group,  Inc.  owes  approximately  $170,000 to Cinram,  Inc. in connection with the judgment.  Cinram might attempt to seize additional funds or assets from Corporate Media Group, Inc. in connection with the judgment.

Item 2. Changes in Security
                None

Item 3. Defaults upon Senior Securities
                None

Item 4. Submission of Matters to a Vote of Security Holders
                None

Item 5. Other Information
                None

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
                None
        (b) Reports on Form 8-K

          10.1 Securities  Purchase  Agreement dated as of April 1, 2002 between the Company and BG Holdings,  LLC and Gulf Coast  Advisors,  Ltd.
               (Filed herewith)

          10.2 Promissory  note and  warrant  entered  into with the persons who purchased the $140,000

          99.1 Certification Pursuant to 18 U.S.C. Section 1350

          99.2 Certification Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with the  requirements of the Securities  Exchange Act of 1934 the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned hereunto duly authorized.

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By:  /s/ George Lovato, Jr.
                                           -----------------------------------
        Date:  August 16,2002               George Lovato, Jr., CEO/Chairman

                                        By:  /s/  Don White
                                           -----------------------------------
                                             Don White, Chief Financial Officr

                                       10