Form 10QSB
period 2002-09-30
AMERICANA PUBLISHING INC
filed 2002-11-14
CIK 1081751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended September  30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of  September  30,  2002,  there  were  24,854,394  shares  of  common  stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No_____.

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      December 31, 2001 (Audited) and
                      September 30, 2002 (Unaudited)                     3

                Condensed Statement of Income (Loss)
                      Three and Nine months ended
                      September 30, 2002 and 2001                        4

                Condensed Statements of Cash Flows
                      Nine months ended September 30, 2002
                      and 2001                                           5

                Notes to Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   7-9

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                        10

Item 2.         Changes in Securities                                    10

Item 3.         Defaults Upon Senior Securities                          10

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 5.         Other Information                                        10

Item 6.         Exhibits and Reports on Form 8-K                         10

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                               Condensed Balance Sheet
                               For Periods Ending

                                                 Sept 30,        December 31,
                                                   2002               2001
Assets                                          (Unaudited)

Current Assets
    Cash and cash equivalents                   $   19,575          $     1,992
    Accounts receivable, net of allowance for
      doubtful accounts of $29,316 and $2,500      122,614               43,095
    Accounts receivable - factored                 105,244                    -
    Inventory                                       24,692               20,360
    Prepaid expenses and other current assets        3,654                5,734
                                                -----------       -------------
          Total Current Assets                  $  275,779        $      71,181

Property & Equipment, net                      219,858              297,259
Audio production costs                              61,115                    -

Total Assets                                    $  556,752          $   368,440
                                                ===========       =============
Liabilities & Stockholders Equity

Current Liabilities
    Accounts Payables                           $  136,515          $    37,990
    Accrued expenses                               128,303               25,198
    Note payable - factor                          105,244                    -
    Note payable - related parties due             103,384                    -
    Convertible debt - related parties due         387,500              387,500
    Net liabilities due to discontinued
       operations                                2,071,961            1,461,458
                                                -----------       -------------
        Total Current Liabilities                2,932,907            1,912,146

Commitments and contingencies (Note 6)

Stockholders' Equity
    Preferred Stock No Par Value
      20,000,000 shares authorized
      0 (unaudited) and 0 issued and outstanding
    Common stock, $0.001 par value
      100,000,000 shares authorized
      24,854,394 (unaudited) and
      14,636,570 issued and outstanding              24,855              14,637
    Additional paid-in capital                   10,001,726           8,691,812
    Accumulated deficit                         (12,402,736)        (10,250,155)
                                               ------------         -----------

      Total stockholders' equity                (2,376,155)          (1,543,706)
                                               ------------         -----------

Total Liabilities & Stockholders Equity    $   556,752          $   368,440
                                               ============         ===========

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations
                                  (Unaudited)

                                       FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                           ENDED SEPT 30             ENDED SEPT 30
                                       2002            2001          2002         2001
                                    ----------      ----------    ----------   ----------
Revenue                            $  233,436      $   72,890    $ 376,196    $ 236,735

Cost of Goods Sold                     82,372          18,743       99,152       61,082
                                   ----------      ----------     ---------    ---------
  Gross Profit                        151,065          54,146      277,044      175,653

Operating expenses
   Compensation expense               300,440         114,677    1,184,071      482,903
   Selling, general and
     administration                   110,206          69,299      420,135      383,423
   Depreciation and amortization       25,479          31,059       76,872       92,862
                                      -------         -------    ----------  ----------
      Total operating expenses        436,125         215,035    1,681,078      959,188

Loss from operations                 (285,060)       (160,888)  (1,404,034)    (783,535)

Other Income (Expense)
  Interest Expense                     (1,875)              -      (61,805)           -
  Other Income                              -               -            -          129
                                       --------        --------    ---------     --------
     Total other income (expense)      (1,875)              -      (61,805)         129
                                       --------        --------    ---------     --------
Loss before provision for
  income taxes and
  discontinued operations            (286,935)       (160,888)  (1,465,839)    (783,406)

Provision for income taxes                  -               -            -            -
                                      --------       ---------   ----------    ---------

Loss before discontinued
  operations                         (286,935)       (160,888)  (1,465,839)    (783,406)

Loss on discointinued
  operations                                -        (587,834)    (686,741)    (587,834)
                                     ---------       ---------  -----------    ---------

Net Loss                          $  (286,935)     $ (748,722) $(2,152,581) $(1,371,240)
                                    ==========       =========  ===========  ===========

Basic and diluted loss per share:
  From continuting operations           (0.01)          (0.01)       (0.08)       (0.07)
  From discontinued operations              -           (0.06)       (0.04)       (0.06)
                                   -----------      ----------  -----------    ---------

Basic and diluted
  weighted-average shares
  outstanding                      21,186,408       10,311,693  19,080,250    9,606,513
                                   ===========      =========== ===========   =========

                See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                        Condensed Statement of Cash Flows
                                  (Unaudited)

                                            Nine Months Ended         Nine Months Ended
                                              Sept 30, 2002              Sept 30, 2001
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations             $(2,152,581)           $  (569,755)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation and amortization                      76,872                201,892
     Issuance of common stock to board members
       and employees for services rendered           1,183,558                      -
     Issuance of common stock to board members
       and employees for services rendered              60,025                      -
     Provision for allowance for doubtful accounts      26,816                      -
     (Increase) decrease in
       Accounts receivable                             (79,519)               (21,522)
       Inventory                                        (4,332)              (222,721)
       Prepaid expenses and other current assets         2,080                 26,500
       Marketable securities                                 -                      -
       Capital Transactions                                  -                417,159
       Audio production costs                           (2,030)                     -
     Increase (decrease) in
       Account payable                                  98,525                145,191
       Accrued expenses                                103,105                      -
       Liabilities from Discontinued Operations        610,503                      -
                                                   ------------             ----------
      Net cash used in continuing operating
        activities                                     (76,978)               (23,256)
      Net cash used in discontinued operating
        activities                                     (14,957)                     -
                                                   ------------             ----------
Net Cash Used by Operating Activities                  (91,935)               (23,256)

Cash Flows From Investing Activities
   Purchase of property and equipment                        -                (32,943)
                                                   ------------             ----------

Net cash used in continuing activities
   investing activities                                      -                (32,943)
                                                   ------------             ----------

Net cash used in investing activities                        -                (32,943)
                                                   ------------             ----------
Net Cash Used in Investing Activities                        -                (32,943)

Cash flows from financing activities
  Proceeds from notes payable                          136,475                 60,000
  Payments on notes payable                            (50,842)                     -
  Proceeds from the sale of common stock               174,250                155,000
                                                   ------------             ----------

Net cash provided by continuing financing
   activities                                          259,883                215,000
Net cash used in discontinued financing
   activities                                         (150,365)                     -
                                                   ------------             ----------

Net provided financing activities                     109,518                 215,000

Net increase in cash and cash equivalents              17,583                 158,801

Cash and cash equivalents, beginning of period          1,992                  20,027
                                                  ------------              ----------

Cash and cash equivalents, end of period           $   19,575               $ 178,828
                                                  ============              ==========

Supplemental disclosures of cash flow information

  Interest paid                                    $        -               $       -
                                                  ============              ==========

  Income taxes paid                                $        -               $       -
                                                  ============              ==========

                See Accompanying Notes to Financial Statements.

                           AMERICANA PUBLISHING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

The unaudited  internal  condensed  financial  statements and related notes have been prepared by Americana Publishing,  Inc. (the “Company”),  and not
subject to an audit pursuant to the rules and  regulations of the Securities and
Exchange  Commission.  In the  opinion of  management,  all  adjustments  (which include  only normal  recurring  adjustments)  necessary  to present  fairly the financial  position,  results of operations and cash flows at September 30, 2002 and for all periods presented,  have been made. Certain  reclassifications  have been made to the prior year to conform with the current years presentation.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been omitted. It is suggested that these condensed financial  statements be read in conjunction with the  Company´s  audited financial  statements and notes  thereto  for the fiscal  year ended  December  31,  2001.  The results of operations  for the three  and nine  months  ended  September  30,  2002 are not necessarily indicative of the operating results for the full year.

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

The Company will require future financing in various forms. The Company proposes to finance  working  capital  timing  differences  with an  asset-based  line of credit.  Capital improvements should be financed by intermediate-term  debt. The
Company is not in  possession of any  commercial  bank  commitment  letters or a letter of intent from a capable  underwriter  at this time.  We are currently in negoiations with one.

NOTE 3.  GOING CONCERN

The  accompanying  financial  statements  have been  prepared on a going concern basis,  which  contemplates  the  realization of assets and the  satisfaction of liabilities  in the  normal  course  of  business.  As  shown  in the  financial statements,  during the nine months ended September 30, 2002 and the years ended
December  31,  2001,  and 2000,  the  Company  incurred  losses  of  $2,152,580,
$5,775,333 and $2,238,437,  respectively.  In addition, as of September 30, 2002 and December 31, 2001, its total current liabilities  exceeded its total current assets by $2,657,128 and $1,614,887,  respectively and its shareholders' deficit was $2,376,155 and $1,543,706.  These factors,  among others,  raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4.  DISCONTINUED OPERATIONS

During the  quarter  ended June 30,  2002,  the  Company  ceased  operations  of
Corporate Media Group,  Inc ("CMG").  A vendor of the Company has taken over the operations,  although  the  Company  has no formal  agreement.  All  assets  and liabilities of CMG have been  reclassified to net  liabilities  available due to discontinued operations. Liabilities for CMG exceed assets for CMG by $2,071,961 as of September 30, 2002.  Furthermore,  all income  statement  accounts for CMG have been shown as discontinued operations. There is the strong possibility that
CMG will have to file bankruptcy.

NOTE 5.  STOCK TRANSACTIONS

During  the first nine  months of 2002 the  Company  issued  8,696,158  shares of common stock to various employees and consultants.  The fair value of this stock was booked as compensation  expense and consulting expense,  which was valued at
$1,183,558.

During the first nine months of 2002 the Company sold 1,611,666 of common shares for $174,250 under  regulation  4(2).  Regulation  4(2) provides for the sale of restricted  shares of common stock without the preparation of a prospectus.  The shares offered in the six months cannot be sold for a period of one year.

NOTE 6.  CONTINGENCIES

The Company is in negotiations  with an officer of Corporate  Media Group,  Inc.
concerning  the  resolution  of  $170,000  in  expenses  and  reimbursements  of
Corporate  Media group,  Inc.  due this  officer.  As of September  30, 2002 the
Company has offered 300,000 shares of common stock of Americana Publishing, Inc.
in exchange for any amounts it might owe to the officer.

The Company  maintained a line of credit with a bank,  secured by the  Company's accounts receivable and inventory.  We are currently in default on the remaining balance of approximately  $205,000 and have been unable to secure an alternative line of credit. The Company believes there is a substantial  likelihood that the bank will attempt to seize the assets  covered by the security  agreement.  This will not effect the operations of Americana Publishing, Inc.

NOTE 7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

GENERAL

All phases of the Company's  operations are subject to influences outside of the
Company's control. Any one, or a combination,  of these factors could materially
affect  the  results  of  the  Company's  operations.   These  factors  include:
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

Audio Book Development

Currently,  we offer  approximately  265  audio  book  titles,  having  recently acquired an additional  200 titles as a result of  purchasing  audio masters and finished inventory produced by Sunset Productions, Inc., which are available for sale  on our  Web  site,  americanabooks.com.  Our  audio  books  are  currently published on audio tapes,  though we have published one audio book in CD format, and we intend to increase our production of audio books in CD format.  Consumers who visit the Web site can  listen to a  two-minute  sample of many of our audio books.  We have also published an "Audio Book Sampler Tape" that  highlights the first two  minutes of thirty of our audio  books,  enabling a listener  to get a flavor for the books and our packaging. Unlike many other audio book publishers, we do not use  cardboard  packaging,  but a more  durable  packaging,  which  we believe  differentiates our product.  In June 2001 we received an award from the
Audio  Publishing  Association  as the "Best New Audio Book Publisher for 2001".
Additionally,  one of our audio  book  narrators,  Charlie  O'Dowd,  received  a
"Golden  Headset"  award from  Audioworld  as the "Best  Abridged  Reader of the
Year".

We sell our audio books to approximately  17,000 retail stores and approximately
15,000  libraries  as well as to large truck stop  distributors  such as BARJAN,
KSG,  UAV and Audio  Adventures.  We have also  established  accounts to include database  and  order  processing  agreements  with  Baker and  Taylor,  Advanced
Marketing    Services,    Ingram   Book   Company,    Anderson   News   Company,
Books-A-Million/American Wholesale Book Company, Barnes and Noble. BJ's, Brodart
Company, Hastings, Lodes Tone, Penton Overseas,  Professional Media and Recorded
Books.  We believe  that the quality and quantity of these  retailers  serves to enhance our sales.

Sales of audio books on hand was continued through September 30, 2002. The total amount  of  $376,198.00  in  invoiced  sales  has  been  achieved  year to date.
Approximately two hundred (200) titles are available for sale as a download from the americanabooks.com website in addition to telephone solicitation of sales of audiotapes.  Americana has also instituted a plan to distribute an action series tailored  for truck stop  distribution.  This new  product  has caused  sales to increase dramatically in the 3rd quarter. Additionally, in an effort to increase sales,  a catalog of audio books was  completed  and is  continuously  mailed to potential  wholesale book buyers,  bookstores  and libraries.  It is anticipated that audio book  production will continue in the year 2002 to produce a total of twenty (20) new audio book titles for the calendar year 2002.

Print Book Development.

During  2001,  we  published  our first print book,  entitled  "The  Cowboy",  a children's book that includes both a print book and an audio tape. Americana has introduced  during the second and third quarters of 2002 six  additional  works:
The Killing Cards, Ground Lions,  Beloved Leah, It Is I Joseph, Last Chance Out,
and Family Arrest appealing to a diverse  audience.  Americana has approximately five written works in various  stages of  production  and expects to publish and introduce to the market place  approximately  four additional  titles during the calendar year 2002.  We expect to sell our print books by including  them in the
Ingram Book Company  inventory  of  available  books along with our own internet marketing.

Electronic Books

As of the date of this report, we have published fourteen electronic books, with one additional e-book in development. We have developed software that enables us to make these e-books available for sale and download.

Liquidity and Capital Resources

We have financed our operations primarily through various private financings. We signed a  securities  purchase  agreement  dated as of  April  1,  2002  with BG
Holdings,  LLC, Gulf Coast Advisors,  Ltd., Vestcom,  Ltd., Stranco, Ltd., Karim
Amiryani,  Russel Colby,  Norman Ross, Douglas Jordan and the Douglas W. Jordan,
C.P.A.,  Defined Benefit Pension Plan. Pursuant to such agreement,  BG Holdings,
LLC, Gulf Coast Advisors,  Ltd., Vestcom,  Ltd., Stranco,  Ltd., Karim Amiryani,
Russel Colby,  Norman Ross,  Douglas  Jordan and the Douglas W. Jordan,  C.P.A.,
Defined  Benefit  Pension  Plan agreed to purchase an  aggregate  of $480,000 in
Principal amount of our 12% senior secured convertible debentures,  which mature
April,  2003.  Together  with such  debentures,  BG  Holdings,  LLC,  Gulf Coast
Advisors,  Ltd.,  Vestcom,  Ltd., Stranco,  Ltd., Karim Amiryani,  Russel Colby,
Norman Ross,  Douglas Jordan and the Douglas  Jordan,  C.P.A.,  Defined  Benefit
Pension Plan were also issued  Class A warrants and Class B warrants.  The first
$240,000 in aggregate  principal  amount of our 12% senior  secured  convertible debentures were issued to BG Holdings, LLC, Gulf Coast Advisors,  Ltd., Vestcom,
Ltd., Stranco,  Ltd., Karim Amiryani,  Russel Colby, Norman Ross, Douglas Jordan
and the Douglas W. Jordan C.P.A., Defined Benefit Pension Plan upon execution of the securities purchase agreement. The Law Firm of Bondy & Schloss, LLP, was paid $20,000.00  from this initial  funding for legal services  related to these transactions.  The second  $240,000  in  aggregate  principal  amount of our 12%
senior secured convertible  debentures will be issued to BG Holdings,  LLC, Gulf
Coast Advisors,  Ltd.,  Vestcom,  Ltd,,  Stranco,  Ltd., Karim Amiryani,  Russel
Colby,  Norman ross,  Douglas Jordan and the Douglas W. Jordan ,C.P.A.,  Defined
Benefit Pension Plan upon the effectiveness of the SB-2.

In April  2002,  we issued to certain  investors  an  aggregate  of  $140,000 of one-year, 12% convertible promissory notes and warrants to purchase an aggregate of approximately 2,800,000 shares of our common stock.

The Company has achieved  $1,162,596  in billed sales for the calendar year 2002 through September 30,2002. $786,398 or 67% of this revenue is from a subsidiary,
Corporate Media Group, Inc., which has discontinued operations.

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

We have  discontinued  operations  at Corporate  Media Group,  Inc.,  and Visual
Energy Studio. This action was taken due to the lack of working capital, part of which  was  to be  generated  by  refinancing  certain  equipment  belonging  to
Corporate  Media Group,  Inc.. The value of this equipment was  insufficient  to support an  adequate  loan to value  ratio for  lending  purposes.  Furthermore,
Corporate  Media Group sales  continued to decline  causing a situation in which
Corporate  Media Group,  Inc.,  was unable to support any increased debt service and its general day to day operating  expenses.  There is the stong  possibility that Corporate Media Group, Inc. will have to file bankruptcy.

Capital Expenditure

During  the 3rd  quarter  of  calendar  year  2002,  Americana  made no  capital expenditures.

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

Results of Operations

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001.

Revenue  increased  from $72,890 to $233,436 .  Compensation  expense  increased
$185,763  due to the  addition  of staff and the  issuance  of $47,000 of common stock to employees and directors.  Outside consulting fees increased $220,000 in which  common  stock was issued to a number of employees  and  consultants.  The
$267,000 represents the fair market value of the common stock.

Year to Date Ended  September 30, 2002 Compared to Year to Date Ended  September
30, 2001

Revenue  increased from $236,735 to $376,196  primarily due to the sale of audio books to truck stops.  During this same period,  compensation  expense increased from $482,903 to $1,184,071.  $701,168 of compensation expense is represented by the issuance of stock to key employees and consultants, as a non-cash expense.

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