Form 10KSB
period 2002-12-31
AMERICANA PUBLISHING INC
filed 2003-04-03
CIK 1081751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934 for the fiscal year ended December 31, 2002.

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

State issuer's revenues for its most recent fiscal year:$640,848

State the aggregate market value of the voting and non-voting common equity held by non-affiliates  computed by reference to the price at which the common equity was,  or the  average  bid and  asked  prices  of such  common  equity,  as of a specified  date within the past 60 days.  (See  definition  of affiliate in Rule
12b-2 of the Exchange Act). As of December 31, 2002 there were 30,863,837 shares outstanding.

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
Item 6a. CHANGES IN SECURITY
Item 6b. DEFAULTS UPON SENIOR SECURITIES
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

All  300  plus  Americana  audio  book  titles  are  available  for  sale on the
americanabooks.com website. Consumers can listen to a 2-minute sample of many of the Company's audio books on it's website, and the Company has also published an
"AUDIO BOOK SAMPLER TAPE" that highlights the first 2-minutes of 30 of its audio books. The sampler tape enables  listeners to get a flavor for the books as well as to see a  sample  of the  Company's  packaging.  Americana  believes  that it produces  the finest audio book capsule  available.  The  packaging is different from that of many of it's  competitors  because it is not made of cardboard  and is, therefore, extremely durable.

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

Invoiced sales of audio books during 2002 totaled $640,848.

PRINT BOOK DIVISION

During  2001,  Americana  published  and  introduced  its first print book,  The
Cowboy. The Cowboy is a childrens book that includes both a print book and audio tape. Four additional works of fiction, The Killing Cards, Ground Lions, Beloved
Leah, It Is I Joseph, Last Chance Out and  Family Arrested were available for shipping in January 2002. Americana expects to publish and introduce a total of approximatley 10 titles during 2002.Further  Americana also is developing its first e-book.

ELECTRONIC BOOKS

Americana has currently  developed  fifteen  electronic  books, all of which are available on our website for purchase and download.

DUPLICATION SERVICES

Americana  acquired  Corporate Media Group,  Inc. in June 2001.  Corporate Media
Group, Inc.  duplicates the Company's  audiocassette tapes and/or CDs, assembles and shrink-wraps the product and ships the product directly to the customer. Due to the inability to properly  finance  Corporate Media Group,  Inc., its lack of profits and operating  capital,  Corporate Media Group, Inc. was closed in April
2002 and ceased to do business.

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

EMPLOYEES

Americana  employs 8 full time  employees.

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

Corporate  Media Group,  Inc. and Susan  Durand,  a director of Corporate  Media
Group, are co-defendants in a lawsuit commenced in May, 2002, by First Tennessee
Bank in the Circuit Court of Bradley County, Tennessee. First Tennessee Bank was
seeking  damages  of  approximately  $38,900.00  with  respect  to an  overdrawn
account.   The  suit  was  settled  at  approximately   $23,000.00   payable  in
installments over a 12 month period.

Richard Durand is a defendant in a suit filed by Americana Publishing,  Inc., in the  District  Court of  Bernalillo  County,  New  Mexico,  alleging  fraud  and misrepresentation with respect to the value of certain assets of Corporate Media
Group, Inc.

We were  co-defendants  with Corporate Media Group, Inc., in a lawsuit commenced on May  2002,  by  Eva-Tone,  Inc.  in the  Circuit  Court  of  Bradley  County,
Tennessee.  Eva-Tone,  Inc., is seeking damages of $26,350.00 with respect to an account for  merchandise  that is delinquent.  The suit has been dismissed as to
Americana Publishing, Inc.

Susan and  Richard  Durand  have sued  Corporate  Media  Group for the lease and payment of delinquent acceleration and accelerated lease payments.

Tim Braun has filed suit against Americana Publishing,  Inc., alleging breach of an employment  contract.  The suit was settled in January,  2003, for payment to
Braun of $15,750  over a seven  month  period and  issuance  to Braun of 200,000 shares of Rule 144 restricted stock in Americana Publishing, Inc.

Corporate Media Group,  Inc., is a defendant in a lawsuit filed in June, 1997 by
Cinram,  Inc., in the U.S.  District Court for the Southern District of Indiana,
Indianapolis District. Cinram, Inc. enforced an agreed judgment entered in July,
2001, against Corporate Media Group, Inc. for approximately $245,000 obtained by
Cinram,  Inc. Upon the default by Corporate  Media Group,  Inc., of a settlement agreement with Cinram, Inc., in connection with the judgment,  as of April 2002,
Cinram,  Inc.,  seized  approximately  $100,000 from Corporate Media Group, Inc.
Corporate  Media Group,  Inc.  owes  approximately  $170,000 to Cinram,  Inc. in connection with the judgment.

On  occasion,  Americana  may be named as a party to  various  claims  and legal proceedings arising out of the normal course of its business. The Company is not currently  a party to legal  proceedings.

A suit filed by the Company in the United States District Court for the district of New Mexico during the first quarter of 2001 against Mr. Raul  Rodriguez,  its former  securities  counsel.  The action was filed to recover  certain shares of restricted  common  stock  issued  to  Mr.  Rodriguez  in  connection  with  his representation  of the Company.  The controversy  was settled  favorably for the
Company  during the 1st  quarter of 2002,  permitting  the  Company to recover a substantial number of shares.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters  put to the  security  holders  for a vote during the last quarter of 2002.

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

2002                                 High                   Low
First Quarter                        .25                    .13
Second Quarter                       .52                    .09
Third Quarter                        .09                    .05
Fourth Quarter                       .12                    .03

2001

First Quarter                        .63                    .28
Second Quarter                       .50                    .22
Third Quarter                        .55                    .32
Fourth Quarter                       .54                    .18

2000

First Quarter                       3.56                   3.00
Second Quarter                      3.38                   2.81
Third Quarter                       3.19                   1.31
Fourth Quarter                      2.00                    .38

There were  approximately  148 holders of common  stock as of December 31, 2001.
The Company has not paid any dividends in the past and currently has no plans to pay dividends in the foreseeable future.

Equity compensation Plan Disclosures

Equity compensation plan information

The following  chart gives  aggregrate  information  regarding  grants under all equity compensation plans of Americana Publishing, Inc.

   Plan Category     Number of Securities to be   Weighted-averaged exercise      Number of securities remaining
                     issued upon exercise of      price of outstanding options,   under equity compensation plans
                     outstanding options,         warrants and rights             (excluding securities reflected in
                     warrants and rights.                                         first column)
----------------------------------------------------------------------------------------------------------------------

Equity Compensation
plan approved by
security holders        3,000,000                       $0.40                           7,000,000

Equity Compensation
plan not approved by
security holders                0                           0                                   0

                Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     All phases of the Company's operations are subject to influences outside of the  Company's  control.  Any one,  or a  combination,  of these  factors  could materially affect the results of the Company's operations. These factors include
*competition   pressures,   inflation,   trade   restrictions,   interest   rate
fluctuations and other capital market  conditions,  weather,  future and options trading or paper  commodities,  and the  availability  of natural  resources and services from other sources. Forward-looking statements are made by or on behalf of the  Company's  knowledge  of its business  and the  environment  in which it
operates,   but  because  of  the  factors  listed  above,   as  well  as  other
environmental factors over which the Company has no control,  actual results may differ from those in the forward-looking  statements.  Consequently,  all of the forward-looking  statements  made  are  qualified  in  their  entirety  by these cautionary  statements  and there can be no assurance that the actual results or
developments   anticipated  by  the  Company  will  be  realized,   or  even  if
substantially  realized, that they will have the expected effect on the business and/or operations of the Company.

     The  Company  currently  has  limited  internal  and  external  sources  of liquidity.  At this time,  the Company has no  material  commitment  for capital expenditures.

     There are no known  trends,  events or  uncertainties  that are expected to have a material impact on the net sales and income from  continuing  operations.
Americana Publishing is not subject to seasonal aspects.

Site Development

     No activity other than maintenance of the various web sites has occurred or is presently occurring. Currently, we are selling only Americana audio and print books through  americanabooks.com.  In order to reduce operating costs and focus on selling only Americana product, all other websites have been discontinued.

Audio Book Development

     Currently,  we offer  approximately  300 plus  audio  book  titles,  having recently  acquired  an  additional  200 titles as a result of  purchasing  audio masters and finished inventory produced by Sunset  Productions,  Inc., which are available  for sale on our Web site,  americanabooks.com.  Our  audio  books are currently published on audiotapes, though we have published one audio book in CD format,  and we intend to increase our  production  of audio books in CD format.
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

     Sales of audio books on hand was continued  through  December 31, 2002. The total  amount of  $640,848  in invoiced  sales has been  achieved  year to date.
Approximately two hundred (200) titles are available for sale as a download from the americanabooks.com website in addition to telephone solicitation of sales of audiotapes.  Americana has also instituted a plan to distribute an action series tailored  for truck stop  distribution.  This new  product  has caused  sales to increase dramatically in the 3rd quarter. Additionally, in an effort to increase sales,  a catalog of audio books was  completed  and is  continuously  mailed to potential  wholesale book buyers,  bookstores  and libraries.  It is anticipated that audio book  production will continue in the year 2003 to produce a total of one hundred forty-four (144) new audio book titles for the calendar year 2003.

Print Book Development

     During 2001,  we published our first print book,  entitled "The Cowboy",  a children's book that includes both a print book and an audio tape. Americana has introduced  during the  calendar  year 2002 six  additional  works:  The Killing
Cards,  Ground Lions,  Beloved Leah, It Is I Joseph, Last Chance Out, and Family
Arrested  appealing to a diverse audience.  Americana has approximately  written works in various  stages of  production  and expects to publish and introduce to the market place  approximately  four additional titles during the calendar year
2003.  We  expect  to sell  our  print  books  by  including  them in  wholesale booksellers'  catalogues,  such as catalogues maintained such as Barnes & Noble,
Baker & Taylor and Ingram Book Company. along with our own internet marketing.

Electronic Books

     As of the date of this report, we have published fifteen  electronic books.
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
Colby,  Norman ross,  Douglas Jordan and the Douglas W. Jordan ,C.P.A.,  Defined
Benefit Pension Plan upon the effectiveness of the registration  statement.  The
Company has achieved $640,848 in billed sales for the calendar year 2002

     The Company proposes to utilize the common stock to acquire other sponsored book publishing companies and other related publishing  enterprises.  Therefore, active  trading of the stock will be important to the  principals  of the target companies.  Americana is very dependent on the active trading of its stock.  The
Company  plans on using  the stock to  acquire  publishing  companies  and other enterprises that benefit growth.  If the stock continues to trade at low prices, the  ability  of  Americana  to  acquire  these  companies  would  be  seriously jeopardized.  Without financing,  it would be difficult to cover working capital requirements and future capital expenditures. No assurance can be given that the stock will be actively  traded or that  Americana will be able to complete these financings.

     We have discontinued  operations at Corporate Media Group, Inc., and Visual
Energy Studio. This action was taken due to the lack of working capital, part of which  was  to be  generated  by  refinancing  certain  equipment  belonging  to
Corporate  Media Group,  Inc. The value of this  equipment was  insufficient  to support an  adequate  loan to value  ratio for  lending  purposes.  Furthermore,
Corporate  Media Group sales  continued to decline  causing a situation in which
Corporate  Media Group,  Inc.,  was unable to support any increased debt service and its general day to day operating expenses.

Capital Expenditure

     During the calendar  year 2002,  Americana  made  approximately  $79,606 in capital expenditures. The expenditures were for the production of audio masters.

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

     We  are   presently   engaged  in  evaluating  a  company  as  a  potential
acquisition.  The company  under  evaluation  is a printing  company  located in
Albuquerque, New Mexico.

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

Critical Accounting Policies

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

Revenue Recognition
Revenue from sales of services is  recognized  when the service is performed and billable.  Revenue from the sale of products is recognized when the products are shipped.

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

                              Continuing Operations

                  Database and circulation list                                           5 years
                  Computer equipment                                                      5 years
                  Office furniture and fixtures                                        5 -7 years
                  Web site development                                                    5 years
                  Leasehold improvements                                 estimated useful life or
                                                                 lease term, whichever is shorter

                             Discontinued Operations

                  Production equipment                                                    7 years
                  Vehicles                                                                5 years
                  Office furniture and fixtures                                        5 -7 years
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

Advertising  Expense
The Company expenses advertising in the period the service was incurred. For the year ended December 31, 2002,  advertising expense for continuing operations and discontinued operations was approximately $2,675 and $253, respectively. For the years ended December 31, 2001, advertising expense for continuing operations and discontinued operations was approximately $24,000 and $58,000, respectively.

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

Loss Per Share
The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is
computed  by   dividing   loss   available   to  common   shareholders   by  the
weighted-average number of common shares outstanding.  Diluted loss per share is computed  similar  to basic  loss per  share  except  that  the  denominator  is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common  shares were  dilutive.  Common  equivalent  shares are excluded from the computation if their effect is  anti-dilutive.  Because the Company has incurred net losses, basic and diluted loss per share are the same.

The following potential common shares have been excluded from the computation of diluted  net loss per share for the year ended  December  31,  2002  because the effect would have been anti-dilutive:

                  Stock options outstanding                3,000,000
                  Convertible debt                        35,268,295

                      Total                               38,268,295
                                                          ===========

Estimates
The preparation of financial  statements  requires  management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations  of Risk
During the year ended December 31, 2002, the Company had net sales to five major customers that represented 17%, 15%, 9%, 4% and 4% of net sales.

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

Recently Issued Accounting Pronouncements (Continued) In August 2001, the
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

In April of 2002,  the FASB issued SFAS No. 145,  "Recession of FASB  statements
No.  4,  44,  and  64,  admentments  of  FASB  statement  No.  13 and  Technical
Corrections."  This Statement rescinds FSAB Statement No. 4, Reporting Gains and
Losses from  Extinguishment  of Debt, and an amendment of that  Statement,  FASB
Statement  No.  64,   Extinguishments  of  Debt  Made  to  Satisfy  Sinking-Fund
Requirements. This Statement also rescinds FSAB Statement No. 44, Accounting for
Intangible  Assets or Motor Carriers.  This Statement  amends FASB Statement No.
13,  Accounting for Leases,  to eliminate an inconsistency  between the required accounting  for  sale-leaseback  transactions  and the required  accounting  for certain  lease  modifications  that have  economic  effects  that are similar to
sale-leaseback   transactions.   This   Statement  also  amends  other  existing
authoritative  pronouncements  to make various  technical  corrections,  clarify meanings, or descrive their applicability under changed conditions.  The Company does not expect adoption of SFAS No. 144 to have a material  impact,  if any, on its financial position or results of operation.

In  August  of 2002,  the  FASB  issues  SFAS No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs  associated with exit or disposal  activities and  nullifies  Emerging  Issues Task Force (EITF)  Issue No.  94-3,  "Liability
Recognition for Certain Employee Termination Benefits and other Costs to Exit an
Activity  (Including  Certain Costs Incurren in a  Restructuring)."  The Company
does not expect adoption of SFAS No. 144 to have a material  impact,  if any, on its financial position or results of operation.

In October of 2002,  the FASB  issued  SFAS No.  147,  "Acquisitions  of Certain
Financial  Institutions - an amendment of FASB Statement No. 72 and 144 and FASB
Interpretation   No.  9".  FASB   Statement  No.  72,   Accounting  for  Certain
ACquisitions  of Banking or Thrift  Instutions,  and FASB  Interpretation  No. 9
Applying  APB Opinions  No. 16 and 17 When a Savings and Loan  Association  or a
Similar Institution Is Acquired in a Business  Combination  Accounted for by the
Purchase  Method,  provided  interpretive  guidance  on the  applicaiton  of the
purchase  method  to  acquititions   of  financial   institutions.   Except  for
transactions  between two or more mutual  enterprises,  this  Statement  removes acquisitions of financial  insititutions from the scope of both Statement 72 and
Interpretation  9 and  requires  that those  transactions  be  accounted  for in accordance with FASB  Statements No. 141,  Business  Combinations,  and No. 142,
Goodwill and Other  Intangible  Assets.  Thus, the requirement in paragraph 5 of
Statement 72 to recognize (and subsequent amortize) any excess of the fair value of  liabilities  assumed  over  the  fair  value of  tangible  and  identifiable intangible  assets  acquired  as an  unidentifiable  intangible  asset no longer applies to acquisitions  within the scope of this Statement.  In addition,  this
Statement  amends FASB  Statement  No. 144,  Accounting  for the  Impairmane  or
Disposal   of   Long-Lived   Assets,   to   include   in  its  scope   long-term
customer-relationship  intangible  assets  of  financial  institutions  such  as depossitor- and  borrower-relationship  intangible  assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow  recoverability  test and impairment loss recognition and measurement  provisions the Statement 144 requires for other  long-lived  assets that are held and used. The Company does not expect  adoption of SFAS No. 144 to have a  material  impact,  if any,  on its  financial  position  or  results  of operation.

In December of 2002,  the FASB issued SFAS No. 148,  "Accouting  for Stock Based
Compensation-Transition  and  Disclosure - an amendment  of FASB  Statement  No.
123". This Statement  amends FASB Statement No. 123,  Accounting for Stock-Based
Compensation,  to provide  alternative  methods of  transition  for a  voluntary change to the fair value based method of  accounting  for  stock-based  employee compensation.  In addition, this Statement amends the disclosure requirements of
Statement  123 to require  prominent  disclosures  in both  annual  and  interim financial  statements  about the method of accounting for  stock-based  employee compensation and the effect of the method used on reported results.  The Company does not expect adoption of SFAS No. 144 to have a material  impact,  if any, on its financial position or results of operation.

Results of Operations

Calendar Year Ended  December 31, 2002 Compared to Calendar Year Ended  December
31, 2001

Revenue  increased  from  $259,680  to  $640,848  due to the sale of audio books through our truck stop program. During this same period, total operating expense
declined  from  $3,622,730  to  $2,298,293.   Of  this  expense   $1,252,676  is
represented  by the fair  market  value  of  stock  issued  to  consultants  and employees, as a non-cash expense.

Going Concern

The  accompanying  financial  statements  have been  prepared on a going concern basis,  which  contemplates  the  realization of assets and the  satisfaction of liabilities  in the  normal  course  of  business.  As  shown  in the  financial statements,  during the years ended  December 31, 2002 and 2001, the Company (as defined in Note 3) incurred losses of $2,615,118 and  $5,775,333,  respectively.
In addition, as of December 31, 2002, its total current liabilities exceeded its
total  current  assets  by  $2,793,597,   and  its  shareholders'   deficit  was
$2,489,083.  These  factors,  among others,  raise  substantial  doubt about its ability to continue as a going concern.

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

Item 6 a.  Changes in Security - None

Item 6 b.  Defaults upon Senior Securities - None

                          Item 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Americana Publishing, Inc. and subsidiary
Albuqerque, New Mexico

I  have  audited  the  accompanying  consolidated  balance  sheet  of  Americana
Publishing,  Inc.  and  subsidiary,  as of  December  31,  2002 and the  related consolidated  statements of operations,  and cash flows for the year then ended.
These financial  statements are the responsibility of the Company's  management.
My responsibility  is to express an opinion on these financial  statements based on my audit.

I conducted the audit in accordance with auditing  standards  generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable  assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes  assessing the accounting  principles  used and  significant estimates  made by  management,  as well as  evaluating  the  overall  financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated  financial statements referred to above presents
fairly,  in  all  material   respects,   the  financial  position  of  Americana
Publishing,  Inc and  subsidiary  as of December 31, 2002 and the results of its operations  and its cash  flows  for the year  then  ended  in  conformity  with accounting principles generally accepted in the United States of America.

The accompanying  consolidated  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and its  current  liabilities  exceed  its total  current  assets.  This  raises substantial  doubt about the Company's  ability to continue as a going  concern.
Management's  plans in regard to these matters are also described in Note 2. The consolidated  financial  statements  do not include any  adjustments  that might result from the outcome of this uncertainty.

//Philip H. Salchli, CPA//
Houston, Texas
March 21, 2003

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Americana Publishing, Inc.
Albuquerque, New Mexico

We have  audited  the  accompanying  consolidated  balance  sheet  of  Americana
Publishing,  Inc.  and  subsidiary  as of  December  31,  2001,  and the related consolidated statements of operations,  shareholder' equity (deficit),  and cash flows for the year then ended. These financial statements are the responsibility of the  Company's  management.  Our  responsibility  is to express an opinion on these financial statements based on our audit.

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

//SINGER LEWAK GREENBAUM & GOLDSTEIN LLP//

Los Angeles, California
March 31, 2002

                     Americana Publishing, Inc. and Subsidiary
                           Consolidated Balance Sheet
                             As of December 31, 2002

ASSETS

Current Assets                                                     2002
                                                                -------------
    Cash and cash equivalents                                $        0
    Accounts Receivable, less allowance for doubtful
      accounts of $29,316                                       350,221
    Inventory                                                    69,246
    Prepaid and other current assets                              7,470
                                                             ---------------

        Total Current Assets                                 $  426,937

Property and Equipment, net                                     274,514
                                                             ---------------
TOTAL ASSETS                                                 $  701,451
                                                             ===============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts Payable                                         $  224,123
    Accrued expenses                                            316,562
    Convertible debt - related parties                          513,046
    Net liabilities due to discontinued operations            2,166,803
                                                             -------------
       Total current liabilities                              3,225,034

Commitments and contingencies

Shareholder's deficit
    Preffered stock, no par
      20,000,000 shares authorized
      no shares issued and outstanding                                -
    Common stock, $0.001 par value
      100,000,000 shares authorized                                   -
       30,863,837 shares issued and outstanding                  30,863
       (35,268,295 shares held in trust)
    Additional Paid-In Capital                               10,315,726
    Accumulated deficit                                     (12,865,672)
                                                            -------------
        Total shareholder's deficit                          (2,519,083)
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICT                  $   701,451
                                                            =============

   The Accompanying Notes are an Integrated Part of these Financial Statements

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                                          2002               2001

Revenues                                                              $  640,848        $  259,680

Cost of goods sold                                                       103,520            62,045
                                                                      ----------        ----------
Gross profit                                                             537,328           197,635

Operating expenses
     Depreciation and amortization                                       102,351           132,735
     Selling, general, and administrative (including stock-
         based compensation of $1,240,420 and $2,6077,771)             2,159,139         3,301,780
                                                                      ----------        ----------
         Total operating expenses                                      2,261,490         3,622,730
                                                                      ----------        ----------
Loss from operations                                                  (1,724,162)       (3,425,095)

Other income (expense)
     Interest expense                                                    (61,804)          (28,164)
                                                                      ----------        ----------
         Total other income (expense)                                    (61,804)          (28,164)

Loss before discontinued operations                                   (1,785,966)       (3,838,063)

Loss from discontinued operations                                       (829,552)       (1,937,270)
                                                                      ----------        ----------
Net loss                                                              (2,615,518)      $(5,775,333)

Basic and diluted loss per share
     From continuing operations                                            (0.09)      $     (0.35)
     From discontinued operations                                          (0.04)            (0.17)
                                                                      ----------        ----------
         Total                                                             (0.13)      $     (0.52)
                                                                      ==========        ==========
Basic and diluted weighted-average shares outstanding                 19,603,657        11,159,259
                                                                      ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                   AMERICANA PUBLISHING, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        For the Years Ended December 31,

                                                                     Additional
                                       Common Stock                    Paid-in           Retained
                                  Shares              Amount           Capital           Earnings           Total
Balance, December
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
Issuance of common
   stock to outside
   consultants in
   exchange for
   services
   rendered                          201,000               201           201,299                            201,500
Issuance of common
   stock to
   employees and
   members of the
   Board of Directors
   for services
   rendered                        1,773,000             1,773           674,327                            676,100
Issuance of common
   stock in exchange
   for property and
   equipment                         310,146               310           310,936                            311,246
Stock option
   expense                                                                95,770                             95,770
Net loss                                                                           (2,238,437)           (2,238,437)

Balance, December
   31, 2000                        7,822,396             7,822         5,122,225   (4,474,822)              655,225
Issuance of common
   stock in exchange
   for cash                          837,647               838           174,162                            175,000
Issuance of common
   stock in exchange
   for book rights                    10,000                10             1,490                              1,500
Issuance of common
   stock for acquisition
   of CMG                     1,017,827         1,018            406,113                            407,131

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        For the Years Ended December 31,

                                                                    Additional
                                       Common Stock                   Paid-in           Retained
                                  Shares             Amount           Capital           Earnings           Total
Issuance of common
   stock to outside
   consultants in
   exchange for
   services
   rendered                        1,331,500   $         1,332  $        429,383  $                $        430,715
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
Compensation
   expense to
   non-employees
   relating to stock
   options granted
   below the fair
   market value                                                          294,196                            294,196
Financing expense
   relating to beneficial
   conversion feature                                                    385,000                            385,000
Cancellation of
   common stock
   issued to
   employees                         (42,000)              (42)          (41,958)                           (42,000)
Net loss                                                                               (5,775,333)       (5,775,333)
Balance, December
   31, 2001                       14,636,570   $        14,637  $      8,691,812  $   (10,250,155) $     (1,543,706)
Issuance of common
   stock in exchange
   for cash                        2,011,666             2,011           303,988
Issuance of common
   stock in exchange
   for inventory                     250,000               250            67,250
Issuance of common
   stock to outside
   consultants in
   exchange for
   services
   rendered                       10,888,601   $        10,888  $        981,167
Issuance of common
   stock to employees
   and members of the
   Board of Directors
   for services
   rendered                       3,077,000              3,077           271,509
Balance, December
   31, 2002                      30,863,837             30,863        10,315,726      (12,865,672)        (2,519,083)

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                      2002               2001
Cash flows from operating activities
   Net loss from continuing operations                                            $(1,785,966)      $    (3,838,063)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                  102,352               132,735
       Allowance for doubtful accounts                                                 26,816                     -
       Issuance of common stock to outside consultants
         in exchange for services rendered                                            816,589               430,715
       Issuance of common stock to employees and
         members of the Board of Directors in exchange
         for services rendered                                                        274,586             1,463,610
       Compensation expense to members of the
        Board of Directors relating to stock
        options granted below the fair market
        value                                                                                               461,250
       Compensation expense to non-employees
        for stock options issued below the
        fair market value                                                                                   294,196
       Cancellation of common stock issued to
        employees                                                                                           (42,000)
       Impairment of audit production costs                                                                 188,215

       Financing expense related to convertible debt                                                        385,000
       (Increase) decrease in
         Accounts receivable                                                         (271,611)               15,848
         Inventory                                                                    (26,904)                   33
         Prepaid and other current assets                                              (1,736)               51,262
         Audio production costs                                                                             (30,071)
       Increase in
         Factor payable                                                               167,551
         Accounts payable                                                             186,133                 8,790
         Accrued expenses                                                             104,576                 5,217
                                                                                   -----------             ---------
Net cash used in continuing operating activities                                     (407,614)             (473,263)
                                                                                   -----------             ---------
Net cash used in operating activities                                                (407,614)             (815,874)

Cash flows from investing activities
   Proceeds from sale of marketable securities                                              -                     -
   Proceeds from certificate of deposit                                                     -                30,000
   Purchase of property and equipment                                                 (28,981)              (11,734)

Net cash provided by (used in) continuing investing activities                        (28,981)               18,266
Net cash provided by discontinued investing activities                                      -                     -

Net cash provided by (used in) investing activities                                   (28,981)               18,266

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                      2002                   2001
Cash flows from financing activities
   Proceeds from notes payable                                                    $   130,615       $       387,500
   Proceeds from sale of common stock                                                 303,988               175,000

Net cash provided by continuing financing activities                                  434,603               562,500
Net cash used in discontinued financing activities                                          -               (59,994)

Net cash provided by financing activities                                             585,777               502,506

Net decrease in cash and cash equivalents                                              (1,992)             (295,102)

Cash and cash equivalents, beginning of year                                            1,992                20,027

Cash and cash equivalents, end of year                                            $         -       $         1,992

Supplemental disclosures of cash flow information

   Interest paid - continuing operations                                               61,805       $        25,164

   Interest paid - discontinued operations                                                  -       $       110,832

   Income taxes paid                                                                        -       $             -

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2002, the Company  received  inventory valued at $16,875  and masters of audio  books  valued at $50,625 in  exchange  for the issuance of 250,000 shares of common stock.

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

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

         Corporate Media Group, Inc.
          On July 15,  2001,  API acquired  certain  assets and  liabilities  of
          Corporate Media Group, Inc. ("CMG").  The purchase price was $407,131, which was paid by issuing  1,017,827 shares of API's common stock. CMG recorded  $905,733  in excess of cost  over fair  value of net  assets acquired, identified as goodwill. The acquisition was accounted for by the  purchase  method.  On December 31, 2001,  it was  determined  the goodwill  was  impaired;  therefore,  the full amount of goodwill  was written off,  which is included in the statement of operations in loss from discontinued operations for the year ended December 31, 2001.

          For financial statement purposes,  the acquisition  occurred on August
          1, 2001. The assets acquired were as follows:

                  Cash                                  $       277,067
                  Accounts receivable                           259,570
                  Inventory                                     371,961
                  Income tax receivable                         249,300
                  Property and equipment                      1,827,541
                  Liabilities assumed                        (3,484,041)
                  Excess of cost over fair value                905,733

                      Total                             $       407,131

          CMG  provides  an  array  of  services,   including  audio  and  video
          duplication,   packaging,  fulfillment,  storage,  and  marketing,  to
          various customers throughout the nation.

          During the nine months ended  September 30, 2002,  the Company  ceased operations of CMG. CMG will most likely file Chapter 7 bankruptcy.  In addition,  the Company is involved in a lawsuit  with the former owner of CMG.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

         Corporate Media Group, Inc. (Continued)
          As  of  December  31,  2002,  the  net   liabilities  on  discontinued
          operations were as follows:

                  Cash                                  $         -
                  Accounts receivable                             -
                  Accounts receivable - factored                  -
                  Inventory                                       -
                  Property and equipment, net             1,507,059
                  Miscellaneous Receivables                  12,371
                                                        -----------
                      Total assets                        1,519,430

                  Book overdraft                              5,507
                  Line of credit                            201,248
                  Accounts payable                        2,714,673
                  Accrued expenses                          112,844
                  Note payable - factored                   138,375
                  Note payable - related party               83,397
                  Capital lease obligations                 430,189
                                                         ----------
                      Total liabilities                   3,686,233

        Net liabilities due to discontinued operations   (2,166,803)
                                                         ==========

          The operating results of the discontinued subsidiary are summarized as follows for the year ended December 31, 2002:

                  Revenues                              $     786,398
                  Cost of goods sold                          700,846
                                                        -------------
                  Gross profit                                 85,552
                                                        -------------
                  Operating expenses
                     Compensation                             215,651
                      Depreciation and amortization           141,094
                      Selling, general, and administrative    558,360
                                                        -------------
                           Total operating expenses           915,105

                  Loss from operations                       (829,553)

NOTE 2 - GOING CONCERN

          The  accompanying  financial  statements have been prepared on a going concern basis,  which  contemplates  the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements,  during the years ended December 31, 2002 and 2001,  the  Company  (as  defined  in Note 3)  incurred  losses of
          $2,615,118 and $5,775,333,  respectively.  In addition, as of December
          31, 2002,  its total  current  liabilities  exceeded its total current assets by $2,793,597,  and its  shareholders'  deficit was $2,489,083.
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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Revenue Recognition
          Revenue  from sales of  services  is  recognized  when the  service is
          performed  and  billable.   Revenue  from  the  sale  of  products  is
          recognized when the products are shipped.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property and Equipment (Continued)
          Depreciation  and  amortization  are provided using the  straight-line method over estimated useful lives as follows:

                              Continuing Operations

                  Database and circulation list                                           5 years
                  Computer equipment                                                      5 years
                  Office furniture and fixtures                                        5 -7 years
                  Web site development                                                    5 years
                  Leasehold improvements                                 estimated useful life or
                                                                 lease term, whichever is shorter

                             Discontinued Operations

                  Production equipment                                                    7 years
                  Vehicles                                                                5 years
                  Office furniture and fixtures                                        5 -7 years
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
          25.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising Expense
          The  Company  expenses  advertising  in the  period  the  service  was incurred.  For the year ended December 31, 2002,  advertising  expense
          for   continuing   operations   and   discontinued    operations   was
          approximately  $2,675  and $253,  respectively.  For the  years  ended
          December 31, 2001,  advertising expense for continuing  operations and
          discontinued   operations  was  approximately   $24,000  and  $58,000,
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

         Loss Per Share
          The Company  utilizes  SFAS No. 128,  "Earnings per Share." Basic loss
          per  share  is  computed  by  dividing   loss   available   to  common
          shareholders   by  the   weighted-average   number  of  common  shares
          outstanding.  Diluted loss per share is computed similar to basic loss per share  except that the  denominator  is  increased  to include the number of additional common shares that would have been outstanding if the  potential  common  shares had been  issued and if the  additional common shares were  dilutive.  Common  equivalent  shares are excluded from the  computation  if their effect is  anti-dilutive.  Because the
          Company has incurred net losses,  basic and diluted loss per share are the same.

          The  following  potential  common  shares have been  excluded from the computation  of diluted net loss per share for the year ended December
          31, 2002 because the effect would have been anti-dilutive:

                  Stock options outstanding                3,000,000
                  Convertible debt                        35,268,295

                      Total                               38,268,295
                                                          ===========
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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Risk
          During the year ended  December 31, 2002, the Company had net sales to five major customers that  represented  17%, 15%, 9%, 4% and 4% of net sales.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
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

          In April of 2002,  the FASB issued SFAS No.  145,  "Recession  of FASB statements No. 4, 44, and 64, admentments of FASB statement No. 13 and
          Technical  Corrections." This Statement rescinds FSAB Statement No. 4,
          Reporting  Gains  and  Losses  from  Extinguishment  of  Debt,  and an amendment of that Statement, FASB Statement No. 64, Extinguishments of
          Debt Made to Satisfy  Sinking-Fund  Requirements.  This Statement also rescinds FSAB Statement No. 44,  Accounting  for Intangible  Assets or
          Motor  Carriers.   This  Statement   amends  FASB  Statement  No.  13,
          Accounting  for Leases,  to  eliminate  an  inconsistency  between the required  accounting for sale-leaseback  transactions and the required accounting for certain lease  modifications that have economic effects that are similar to sale-leaseback  transactions.  This Statement also amends other  existing  authoritative  pronouncements  to make various
          technical   corrections,   clarify   meanings,   or   descrive   their
          applicability  under changed  conditions.  The Company does not expect adoption  of SFAS No. 144 to have a material  impact,  if any,  on its financial position or results of operation.

          In August of 2002, the FASB issues SFAS No. 146, "Accounting for Costs
          Associated with Exit or Disposal Activities". This Statement addresses financial  accounting and reporting for costs  associated with exit or disposal  activities and nullifies  Emerging  Issues Task Force (EITF)
          Issue  No.  94-3,   "Liability   Recognition   for  Certain   Employee
          Termination  Benefits  and other Costs to Exit an Activity  (Including
          Certain  Costs  Incurren in a  Restructuring)."  The Company  does not expect adoption of SFAS No. 144 to have a material impact,  if any, on its financial position or results of operation.

          In October of 2002,  the FASB issued SFAS No.  147,  "Acquisitions  of
          Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and  FASB  Interpretation  No.  9".  FASB  Statement  No.  72,
          Accounting for Certain  ACquisitions of Banking or Thrift  Instutions,
          and FASB Interpretation No. 9 Applying APB Opinions No. 16 and 17 When
          a Savings and Loan Association or a Similar Institution Is Acquired in
          a Business Combination Accounted for by the Purchase Method,  provided interpretive  guidance on the  applicaiton  of the purchase  method to
          acquititions  of  financial  institutions.   Except  for  transactions
          between  two  or  more  mutual  enterprises,  this  Statement  removes acquisitions  of  financial  insititutions  from  the  scope  of  both
          Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141,  Business
          Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus,
          the  requirement  in paragraph 5 of  Statement  72 to  recognize  (and subsequent  amortize)  any  excess  of the fair  value of  liabilities assumed  over the fair value of tangible and  identifiable  intangible assets  acquired  as an  unidentifiable  intangible  asset  no  longer applies  to  acquisitions  within  the  scope  of this  Statement.  In addition, this Statement amends FASB Statement No. 144, Accounting for the  Impairmane  or Disposal of Long-Lived  Assets,  to include in its scope long-term  customer-relationship  intangible assets of financial institutions such as depossitor- and borrower-relationship  intangible assets and credit cardholder  intangible assets.  Consequently,  those intangible  assets  are  subject  to the same  undiscounted  cash flow recoverability  test and impairment  loss  recognition and measurement provisions the Statement 144 requires for other long-lived assets that are held and used.  The Company  does not expect  adoption of SFAS No.
          144 to have a material  impact,  if any, on its financial  position or results of operation.

          In December of 2002,  the FASB  issued  SFAS No. 148,  "Accouting  for
          Stock Based  Compensation-Transition  and Disclosure - an amendment of
          FASB Statement No. 123". This Statement amends FASB Statement No. 123,
          Accounting  for  Stock-Based  Compensation,   to  provide  alternative
          methods of transition  for a voluntary  change to the fair value based
          method  of  accounting  for  stock-based  employee  compensation.   In
          addition,   this  Statement  amends  the  disclosure  requirements  of
          Statement  123 to require  prominent  disclosures  in both  annual and interim  financial  statements  about  the  method of  accounting  for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect adoption of SFAS No. 144 to have a  material  impact,  if any,  on its  financial  position  or results of operation.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2002 consisted of the following:

                              Continuing Operations

                  Audio Production Cost                              267,820
                  Database and circulation list                      239,314
                  Computer equipment                                 130,722
                  Office furniture and fixtures                       71,073
                  Web site development                                44,663
                  Leasehold improvements                               5,299
                  Other                                               31,324
                                                                     -------
                                                                     790,215

                  Less accumulated depreciation and amortization     515,705
                                                                     -------
                      Total                                       274,510
                                                                     =======

          Depreciation  and amortization  expense for continuing  operations was
          $102,351  and $132,735 for the years ended  December 31, 2002 and 2001, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

                             Discontinued Operations

                  Office furniture and fixtures                   2,269,984
                  Leasehold improvements                            758,036
                                                                 ----------
                                                                  3,028,020

                  Less accumulated depreciation and amortization (1,520,961)
                                                                 ----------
                      Total                                    1,507,059
                                                                 ==========

          Depreciation and amortization expense for discontinued  operations was
          $141,094 and $118,059 for the years ended  December 31, 2002 and 2001, respectively.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES - DISCONTINUED OPERATIONS

          At December 31, 2002, the Company  maintained notes payable to certain officers  of the  Company,  which  are  payable  upon  demand  and are non-interest-bearing.  As  of  December  31,  2002,  the  amounts  due aggregated to $83,397.

NOTE 6 - CONVERTIBLE DEBT - RELATED PARTIES

          The Company issued  convertible debt, as summarized below,  payable to various individuals,  which is convertible at the option of the holder into the Company's common stock.  Interest at 30% per annum is payable on a monthly  basis.  If the note holders  elect to convert their debt into common stock, the conversion prices range from $0.05 to $0.10 per share.  There were not any conversions to common stock during the year ended December 31, 2002 (see Note 12).

NOTE 6 - CONVERTIBLE DEBT - RELATED PARTIES (Continued)

          The terms  associated  with each series for the year ended December 31 are as follows:

                  30% notes, due September 2002, convertible at $0.05 per share,
                      and secured by 750,000 shares of restricted common stock                     $        150,000
                  30% notes, due October 2002, convertible at $0.05 per share,
                      and secured by 500,000 shares of restricted common stock                              100,000
                  30% notes, due November 2002, convertible at $0.05 per share,
                      and secured by 500,000 shares of restricted common stock                              102,500
                  30% notes, due December 2002, convertible at $0.05 per share,
                      and secured by 125,000 shares of restricted common stock                               25,000
                  30% notes, due December 2002, convertible at $0.10 per share,
                      and secured by 300,000 shares of restricted common stock                               10,000

                           Total                                                                   $        387,500
                                                                                                   ================

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases
          The Company  leases its office  facilities  from a related party under operating lease agreements,  which expire in December 2003 and require monthly payments of $4,000 per month.

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         Leases (Continued)
         Future minimum payments under these operating and capital lease agreements at December 31, 2001 were as follows:

                   Year Ending                                                    Operating
                  December 31,                                                      Leases

                      2003                                                       48,000

                                                                        $        48,000
                  Less amount representing interest                     ================

         Rent expense was $48,000 and $145,000 for the years ended December 31, 2002 and 2001, respectively.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         Employment Agreements
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

          On November 1, 1999,  the Company  entered into a one-year  employment
          agreement  with  its  Vice   President/director,   which  contains  an
          automatic  three-year renewal.  Under the terms of the agreement,  the employee  receives a salary of $36,000 per year, plus paid vacation of five weeks. The Company may not terminate the agreement for any reason as it relates to the employee's  disability,  illness,  or incapacity.
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

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

        Factoring Agreement - Continuing Operations

         Litigation
          The Company is involved in certain legal  proceedings and claims which arise in the normal  course of business.  Management  does not believe that the outcome of these  matters will have a material  effect on the
          Company's financial position or results of operations.

NOTE 8 - SHAREHOLDERS' DEFICIT

         Common Stock
          During the years ended  December  31, 2002 and 2001,  the Company sold
          2,011,666  and  837,647  shares,  respectively,  of  common  stock for
          $306,000 and $175,000, respectively, under regulation 4(2). Regulation
          4(2)  provides  for the sale of  restricted  shares  of  common  stock without the preparation of a prospectus.  The shares offered cannot be sold for a period of one year.

          During the years ended  December 31, 2002 and 2001, the Company issued
          3,077,000  and  3,659,000  shares,  respectively,  of common  stock to employees and members of its Board of Directors for services rendered.
          Compensation  expense of $274,586 and  $1,463,610 was recorded with an offset to common stock and additional paid-in capital during the years ended December 31, 2002 and 2001, respectively.

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

         Common Stock (Continued)
          During the years ended  December 31, 2002 and 2001, the Company issued
          10,888,601  and  1,331,500  shares,  respectively,  of common stock to outside consultants and companies for services rendered.  These shares were  recorded  at their fair  market  value at the time of  issuance.
          Compensation  expense of $992,055 and  $430,715  was recorded  with an offset to common stock and additional paid-in capital during the years ended December 31, 2002 and 2001, respectively.

          During the year ended  December 31, 2002,  the Company  issued 250,000 shares of common stock in exchange for inventory and masters valued at
          $67,500.

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

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

         Stock Option Plan (Continued)
         A summary of the Company's outstanding options and activity is as follows:
                                                                                     Weighted-
                                                                                      Average
                                                                     Number          Exercise
                                                                  of Options           Price

                  Outstanding, December 31, 2000                 2,153,000           $  0.20
                      Granted                                    2,375,000           $  0.23
                      Cancelled                                 (2,103,000)          $  0.20
                                                                ----------

                           Outstanding, December 31, 2001        2,425,000        $     0.24
                                                                ==========

                           Exercisable, December 31, 2001        2,425,000        $     0.24
                                                                ==========

                 Outstanding, December 31, 2001                  2,425,000           $  0.24
                      Granted                                            0
                      Forfeited                                     75,000
                                                                ----------
                           Outstanding, December 31, 2002        2,350,000           $  0.24
                                                                ==========

                           Exercisable, December 31, 2002        2,350,000           $  0.24

                                                                ==========

          The  weighted-average   remaining  contractual  life  of  the  options
          outstanding  at December 31, 2002 is 1.00 years.  The exercise  prices for the options  outstanding at December 31, 2002 ranged from $0.05 to
          $0.50, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
               Prices        Outstanding        Exercisable            Life       Outstanding       Exercisable

         $             0.05          200,000           200,000        1.00 years  $          0.05  $           0.05
         $      0.17 - 0.20          600,000           600,000        1.00 years  $          0.17  $           0.17
         $             0.50        2,200,000         2,200,000        1.00 years  $          0.50  $           0.50
                                   ---------         ---------
                                   3,000,000         3,000,000
                                   =========         =========

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

         Stock Option Plan (Continued)
          The Company has adopted  only the  disclosure  provisions  of SFAS No.
          123. It applies APB No. 25 and related  interpretations  in accounting for its  plans and does not  recognize  compensation  expense  for its stock-based  compensation  plans other than for  restricted  stock and options issued to outside third parties. If the Company had elected to recognize  compensation expense based upon the fair value at the grant date for awards  under these  plans  consistent  with the  methodology prescribed  by SFAS 123,  the  Company's  net loss and basic  loss per share for the  years  ended  December  31,  2002 and 2001  would be as follows:

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

NOTE 9  - INCOME TAXES

          A reconciliation of the expected income tax computed using the federal statutory  income rate to the Company's  effective  rate for the years ended December 31, 2002 and 2001 was as follows:

                                                                                2002               2001
                  Income benefit computed at federal statutory tax
                      rate                                                      (34.0)%             (34.0)%
                  State taxes, net of federal benefit                            (5.0)               (5.0)
                  Permanent differences                                           6.0                 6.0
                  Valuation allowance                                            33.0                33.0

                         Total                                                      -   %               -  %

          Significant components of the Company's deferred tax assets for income taxes consisted of the following at December 31, 2001:

                  Deferred tax assets
                      Net operating loss carryforward                           $      4,191,516

                  Less valuation allowance                                             4,191,516

                           Net deferred tax assets                              $              -

          As  of  December  31,  2001,   the  Company  had  net  operating  loss
          carryforwards   for   federal  and  state   income  tax   purposes  of
          approximately  $3,767,097  and  $2,447,000,   respectively.   The  net
          operating  loss  carryforwards   begin  expiring  in  2017.

NOTE 10 - RELATED PARTY TRANSACTIONS

          The Company  entered into a financial  consulting  agreement  with its
          Chairman/majority shareholder (see Note 7).

          The  Company   entered   into  an   employment   agreement   with  its
          Chairman/majority shareholder (see Note 7).

          The  Company  entered  into an  employment  agreement  with  its  Vice
          President/director (see Note 7).

          During the year ended December 31, 2001, the Company issued a total of
          2,965,000  shares of common stock to various  Board  members,  various officers/Board  members, and the Chairman/majority  shareholder valued at $1,156,000, which represents the fair market value.

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED

         Line of Credit - Discontinued Operations
         The amount due is in default.

         Convertible Debt - Related Parties
         All amounts are in default.

         Capital Lease Obligations
          Subsequent to December 31, 2001,  the Company  stopped  making monthly
          payments  on  its  capital  lease  obligations.   All  capital  leased
          equipment has been repossessed by the lessor.

         Litigation
          Subsequent  to December  31,  2001,  the Company has become a party to several lawsuits as follows:

          o    A vendor is suing  the  Company  for  approximately  $9,900  with respect to materials purchased and services rendered on behalf of the Company.

          o    A bank is  suing  the  Company  for  approximately  $38,900  with respect to an overdrawn bank account.

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED (Continued)

         Litigation (Continued)

          o    A customer is suing the Company for  approximately  $26,350  with respect to merchandise that is delinquent.

          o    The Company is suing a former  director  for breach of  warranty, breach of contract,  and fraud. In addition,  the former director has threatened to file a lawsuit against the Company.

          o    A former employee is suing the Company for unpaid wages, unissued stock, and expenses in the amount of approximately $50,000.

          o   A  vendor   obtained  a  judgment   against   the   Company   for
               approximately  $245,000. Upon default of the judgment, the vendor seized approximately $100,000 from the Company. The Company still owes the vendor approximately $100,000. The vendor may attempt to seize  additional funds or assets from CMG in connection with the judgment.

         Other Contingencies
          The Company is in negotiations with an officer of CMG,  concerning the resolution of $170,000 in expenses and  reimbursements of CMG due this officer.  The Company has offered  300,000  shares of common  stock in exchange for any amounts it might owe to the officer.  The Company has been unable to obtain a settlement.

          The Company maintained a line of credit with a bank, which was secured by the Company's  accounts  receivable and  inventory.  The Company is currently  in  default  on  the  remaining  balance  of  approximately
          $205,000 and has been unable to secure an alternative  line of credit.
          The Company  believes there is a substantial  likelihood that the bank will attempt to seize the assets covered by the security agreement.

          Private  Placement  In January and  February  2002,  the Company  sold
          1,216,668  shares of common  stock  through  a  private  placement  in exchange  for  cash of  $132,500.  For  each  share  of  common  stock purchased,  the shareholder received one warrant to purchase one share of common stock at an exercise price of $0.40 per share. In total, the
          Company issued 1,216,668 warrants,  which expire through February 2004 and carry piggyback registration rights.

          On January 6, 2003, two directors were awarded 5,000,000 and 3,000,000 respectively  of Americana  Publishing,  Inc.  common stock in lieu of salary.

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED (Continued)

          Discontinued  Operations
          During  the three  months  ended June 30,  2002,  the  Company  ceased operations of CMG.  Although a formal agreement does not exist, one of the Company's vendors has taken over the operations of CMG. All assets and  liabilities of CMG have been  reclassified to net liabilities due to discontinued operations.  The liabilities of CMG exceed its assets.
          In addition,  all income statement accounts for CMG have been shown as discontinued  operations.  Subsequent  to June 30,  2002,  the  vendor ceased operating CMG. There is a strong possibility that CMG will have to file Chapter 7 bankruptcy.

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

There are no disagreements between Americana and the auditors.

                                    PART III

                Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
     AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 Directors and Executive Officers and Advisors to the Board of Directors

Name                            Age              Position

George Lovato, Jr.              46               CEO/Chairman/President
Don White                       51               Director/Vice President
David Poling                    73               Director/Vice President
Jay Simon                       43               Director/Secretary/Treasurer
Jerome Ruther                   68               Director
Lowell S. Fixler                68               Advisor to the Board
Philippe de La Chapelle         60               Advisor to the Board
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

                           SUMMARY COMPENSATION TABLE

                                         LONG TERM COMPENSATION
                     ANNUAL COMPENSATION                  AWARDS         PAYOUTS
          (a)         (b)     (c)       (d)       (e)       (f)          (g)         (h)       (i)

                                                 Other    Restricted-  Securities    All
         Name                                    Annual
         Other
          And                                    Compen   Stock        Underlying   LTIP       Other
       Principal             Salary     Bonus    sation   Award(s)     Options      Payouts    Compen
       Position       Year     ($)       ($)       ($)       ($)                    SAR(#)     sation

     George Lovato    1998        0         0         0   285,913         0         0         0
     CEO/Director     1999   81,000         0         0         0         0         0         0
                      2000  147,000         0         0   280,000         0         0         0
                      2001  141,000         0         0   264,000         0         0         0
                      2002   27,000         0         0    35,000         0         0         0

       Jay Simon      1998        0         0         0     8,750         0         0         0
Sec/Treas/Director    1999        0         0         0         0         0         0         0
                      2000        0         0         0    50,000         0         0         0
                      2001        0         0         0   138,000         0         0         0
                      2002        0         0         0         0         0         0         0

     David Poling     1998        0         0         0    17,500         0         0         0
V. President/Director 1999        0         0         0    75,000         0         0         0
                      2000        0         0         0   150,000         0         0         0
                      2001        0         0         0    94,000         0         0         0
                      2002        0         0         0    17,500         0         0         0

     Jerome Ruther    2000        0         0    45,000         0         0         0         0
       Director       2001   15,000         0         0   205,500   328,000         0         0
                      2002        0         0         0         0         0         0         0

      Don White       2001   22,500         0         0   329,000         0         0         0
    CFO/Director      2002   14,583         0         0    17,500         0         0         0

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

Name and Address of                         Amount Own           Shares
   Beneficial Owner      Title of Class    Beneficially       owned % of
--------------------------------------------------------------------------------

George Lovato, Jr             Common         3,144,000            4.8%
12310 Claremont NE
Albuquerque, NM  87112

Don White                     Common         1,200,000            1.9%
8106 Devonwood
Huston, TX  77070

Jerome Ruther                 Common         1,075,000            1.7%
1208 North Summit Drive
Santa Fe, NM  87501

Jay Simon                     Common           400,000             .6%
5528 E. Cheryl Drive
Paradise Valley, AZ  85253

David Poling                  Common           762,310            1.2%
3616 San Rio Place NW
Albuquerque, NM  87107

Total Shares of Officers and
Directors as a Group          Common         6,581,310           10.2%

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

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.2G

                        Item 14. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure  Controls and Procedures.  The Company's Chief
Executive Officer and Vice President of Finance & Administration  have evaluated the effectiveness of the Company's  disclosure  controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c)  under the Securities  Exchange
Act of 1934, as amended (the "Exchange  Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date").  Based on such evaluation,  such officers have concluded  that, as of the Evaluation  Date, the
Company's disclosure controls and procedures are effective in alerting them on a timely  basis to material  information  relating  to the Company  required to be included in the  Company's  reports  filed or submitted  under the Exchange Act.
Although the Company's  Chief  Executive  Officer and Vice President - Finance &
Administration  have concluded  that the disclosure  controls and procedures are effective,  disclosures  relating to Enron and the effects of its  bankruptcy on
Mariner were provided by Enron's  management and its legal  advisors.  The Chief
Executive  Officer  and Vice  President - Finance &  Administration  rely on the information they provide for disclosure purposes.

                           CHAIRMAN OF THE BOARD/CEO

I, George Lovato, certify that:

1. I have reviewed this annual report on Form10-K of Americana Publishing Inc..;

2.  Based on my  knowledge,  this  annual  report  does not  contain  any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made,  not  misleading  with  respect to the period  covered by this annual report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the  period  in which  this  annual  report  is being prepared;

     b) evaluated the effectiveness of the registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date.;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all  significant  deficiencies  in the design or  operation  of internal controls which could adversely affect the  registrant's  ability to record, process,  summarize and report  financial data and have  identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud,  whether or not material,  that involves  management or other employees  who  have  a  significant  role  in  the  registrant's  internal controls.; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

            /s/ George Lovato
            ----------------------------------------------
            George Lovato
            Chairman of the Board / CEO