Form 10QSB
period 2003-03-31
AMERICANA PUBLISHING INC
filed 2003-05-14
CIK 1081751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended March 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2003, there were 40,288,837 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No_____.

andlt;PAGEandgt;

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                      December 31, 2002 (Audited) and
                      March 31, 2003 (Unaudited)                         3

                Condensed Consolidated Statement of Operations
                      Three months ended March 31, 2003
                      and 2002                                           4

                Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2003
                      and 2002                                           5

                Notes to Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7-8

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                         9

Item 2.         Changes in Securities                                     9

Item 3.         Defaults Upon Senior Securities                           9

Item 4.         Submission of Matters to a Vote of Security Holders       9

Item 5.         Other Information                                         9

Item 6.         Exhibits and Reports on Form 8-K                          9

SIGNATURES

andlt;PAGEandgt;

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                      Condensed Consolidated Balance Sheets
                                      As of

                                                 March 31,        December 31,
                                                   2003               2002
                                                (unaudited)        (Audited)
ASSETS

Current Assets

    Cash and cash equivalents              $       24,188          $          -
    Accounts receivable, less allowance
      for doubtful accounts of $69,093
      and $29,316, respectively                   354,339               350,221
    Inventory                                     121,895                69,246
    Prepaid and other current assets               14,286                 7,470
                                           ---------------         -------------

        Total Current Assets                      514,708               426,937

Property and Equipment, net                       299,261               274,514

                                           ---------------         -------------
TOTAL ASSETS                               $      813,969          $    701,451
                                           ===============         =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                              290,211               224,123
    Accrued expenses                              143,190               316,562
    Note payable - factor                         208,816                     -
    Notes payable                                  11,583                     -
    Notes payable - Officers and Directors           96,584                     -
    Convertible debt - related parties            375,000               513,046
    Net Liabilities in excess of Assets
       from discontinued operations             2,166,803             2,166,803
                                            ---------------        -------------
       Total current liabilities                3,292,187             3,220,534

Commitments and Contingencies

Shareholder's deficit
    Prefered stock, no par
      20,000,000 shares authorized
      0(unaudited)no shares issued and
        outstanding                                     -                     -
    Common stock, $0.001 par value
      100,000,000 shares authorized                     -                     -
       40,288,837 (unaudited) and 30,863,837
        shares issued and outstanding for
        March 31,2003 and December 31,2002,
        respectively                               40,288                30,863
    Additional paid-in capital                 10,616,676            10,315,726
    Accumulated deficit                       (13,135,182)          (12,865,672)
                                              -------------        -------------
        Total shareholder's deficit            (2,478,318)           (2,519,083)
                                              -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICT  $     813,969          $    701,451
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.

andlt;PAGEandgt;

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations
                                 For the Period

                                          Three Months        Three Months
                                             Ended                Ended
                                         March 31, 2003      March 31, 2002
                                           (unaudited)         (unaudited)

Revenues                                    $  340,640          $  697,101

Cost of goods sold                             102,997             475,160
                                            -----------         ------------
Gross profit                                   237,643             221,941
                                            -----------        ------------

Operating expenses
   Compensation expense                        286,500             713,823
   Depreciation and amortization                20,424             127,268
   Selling, general, and administrative        199,605             557,996
                                            -----------        ------------
      Total operating expenses                 506,529           1,399,087
                                            -----------        ------------

Loss from operations                          (268,886)         (1,177,146)
                                            -----------        ------------
Other Income(Expense)
   Other Income                                      -               4,422
   Interest Expense                               (624)            (22,956)
   Interest Income                                   -                   -
                                            -----------        ------------
       Total Other Income(Expense)                (624)            (18,534)
                                            -----------        ------------
Net(Loss)                                  $  (269,510)        $(1,195,680)
                                            ===========        ============
Basic and Diluted loss per share           $     (0.01)         $    (0.07)
                                            ===========        ============
Basic and Diluted weighted-average          38,896,058          16,600,958
  shares outstanding                        ===========        ============

                See Accompanying Notes to Financial Statements.

andlt;PAGEandgt;

                           Americana Publishing, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2003    March 31, 2002

Cash Flows From Operating Activities:
   Net Loss                                      $  (269,510)    $   (1,195,680)
   Adjustments to Reconcile Net Loss
    To Net Cash used in operating activities
     Depreciation and amortization                    20,424            127,267
     Allowance for Doubtful accounts                       -            (29,407)
     Capital Transactions                                  -                  -
     Issuance of Common Stock to outside
       consultants in exchange for services
       rendered                                       23,875              7,280
     Issuance of Common Stock to employees and
       members of the Board of Directors for
       services rendered                             286,500            520,257
     (Decrease) Uncrease in Accounts Receivable        4,118            (75,399)
     (Increase) Decrease Prepaid expenses
                and other assets                     (23,642)             3,500
     Increase (Decrease)in Accounts Payable          (31,060)           181,294
     (Increase) Decreasein Inventory                  52,648            205,813
     Increase (decrease) in Accrued expenses          35,884             43,991
                                                -------------        -----------

Net Cash Used In Operating Activities                 99,236           (211,084)
                                                -------------        -----------
Cash Flows From Investing Activities:

   Purchase of Property and Equipment                (45,171)                 -
   Sale of Marketable Securities                           -                  -
                                                -------------        -----------
Net Cash provided by Investing Activities:           (45,171)                 -
                                                -------------        -----------
Cash Flows From Financing Activities:
   Increase in book overdraft                              -             24,247
   Net payments on line of credit                          -             (2,200)
   Proceeds from notes payable                             -             76,500
   Payments on notes payable                         (29,878)           (28,000)
   Payments on Capitalization lease obligations            -            (48,619)
   Proceeds From Sale of Common Stock                      -            174,250
                                                --------------       -----------
Net Cash Provided by Financing Activities            (29,878)           196,178
                                                --------------       -----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                   24,188            (14,906)

Cash and Cash Equivalents at
  Beginning of Period                                      -             48,208
                                                     --------        -----------
Cash and Cash Equivalents at
  End of Period                                  $    24,188             33,302
                                                 =============       ===========

Supplemental disclosures of cash flow information

   Interest Paid                                 $       624         $   19,956
                                                 =============       ===========
   Income Tax paid                               $         -         $        -
                                                 =============       ===========

                See Accompanying Notes to Financial Statements.

andlt;PAGEandgt;

                           AMERICANA PUBLISHING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1. BASIS OF PRESENTATION

The unaudited  internal  condensed  financial  statements and related notes have been prepared by Americana Publishing,  Inc. (the and#147;Companyand#148;),  and not
subject to an audit pursuant to the rules and  regulations of the Securities and
Exchange  Commission.  In the  opinion of  management,  all  adjustments  (which include  only normal  recurring  adjustments)  necessary  to present  fairly the financial  position,  results of operations and cash flows at March 31, 2003 and for all periods presented,  have been made. Certain  reclassifications have been made to the prior year to conform with the current years presentation.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been omitted. It is suggested that these condensed financial  statements be read in conjunction with the  Companyandacute;s  audited financial  statements and notes  thereto  for the fiscal  year ended  December  31,  2002.  The results of operations  for the  three  months  ended  March  31,  2003 are not  necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The  accompaning  financial  statements  have been  prepared on a going  concern basis,  which  contemplates  the  realization  of assets and the  satifaction of liabilities  in the  normal  course  of  business.  As  shown  in the  financial statements,  during the year ended  December 31, 2002 and the three months ended
March 31,  2003,  the company  incurred  losses of  $2,615,518  and  $269,510, respectively.  In  addition  to,  as  of  March  31,  2003,  its  total  current liabilities  exceeded its current  assets by $2,777,479,  and its  shareholders'
deficit was $2,478,218.  These factors,  among others,  raise  substancial doubt about its ability to continue as a going concern.

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

In April 2002 the Financial  Accounting Standards Board ("FASB") issued SFAS No.
145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB
Statement  No. 13 and  Technical  Corrections."  SFAS No.  145  streamlines  the reporting of debt  extinguishments  and requires that only gains and losses from extinguishments  meeting the criteria in  Accounting  Policies  Board Opinion 30 would be  classified  as  extraordinary.  Thus,  gains or  losses  arising  from extinguishments  that are part of a company's recurring  operations would not be reported as an  extraordinary  item.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged.  We do not expect the  adoption  of  SFAS  No.  145 to have a  material  impact  on our  financial position, results of operations or cash flows.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with
Exit or Disposal  Activities"  and addresses  accounting and reporting for costs associated with exit or disposal  activities and nullifies  Emerging Issues Task
Force  ("EITF")  Issue No. 94-3,  "Liability  Recognition  for Certain  Employee
Termination  Benefits  and Other  Costs to Exit an Activity  (including  Certain
Costs Incurred in a Restructuring)."  SFAS No. 146 requires that a liability for a cost  associated  with an exit or  disposal  activity be  recognized  when the liability  is  incurred.  Under  Issue 94-3,  a  liability  for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No.
146, fair value is the objective for initial measurement of the liability.  SFAS
No. 146 is effective for exit or disposal  activities  that are initiated  after
December  31,  2002,  with early  application  encouraged.  We do not expect the adoption of SFAS No. 146 to have a material  impact on our  financial  position, results of operations or cash flows.

In November 2002, the FASB issued  Interpretation No. 45 (FIN 45),  "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees of  Indebtedness  of Others," which  addresses the  disclosures to be made by a guarantor  in its interim and annual  financial  statements  about its obligations  under  guarantees.  FIN  45  also  requires  the  recognition  of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

The  company  has  adopted  the  disclosure  requirements  of FIN 45 (see Note 2
"Related-Party  Transactions)  and will apply the  recognition  and  measurement provisions  for all  material  guarantees  entered  into or  modified in periods beginning  January  1,  2003.  The  impact  of FIN 45 on  the  company's  future
Financial  Statements  will  depend  upon  whether  the  company  enters into or modifies any material guarantee arrangements.

NOTE 4. LIQUIDITY

The Company has historically financed its operation1s through the sale of common stock.  The  proceeds  were  used  for  start-up  activities  including  website development as well as other start-up activities.  The Companyandacute;s  revenues have average  $53,404 per month for 2002. This revenue has not been adequate to cover  current  monthly cash  expenditures  thus  requiring the Company to raise
additional  capital  infusions  to  support  operations.   Currently  management
believes revenues will increase to adequate levels to support cash expenditures.
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

Note 5. Stock Transactions

During the first three  months of 2003 the Company  issued  9,425,000  shares of common stock to various employees and consultants.  The fair value of this stock was  booked as  compensation  expense  and  consulting  expense in the amount of
$310,375.

andlt;PAGEandgt;

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

Audio Book Development

Currently,  we offer  approximately  350  audio  book  titles,  having  recently acquired an additional  200 titles as a result of  purchasing  audio masters and finished inventory produced by Sunset Productions, Inc., which are available for sale  on our  Web  site,  americanabooks.com.  Our  audio  books  are  currently published on audio tapes and CDs. CD production  has increased  during the first quarter of 2003.  though we have  published one audio book in CD format,  and we intend to increase our  production  of audio books in CD format.  Consumers  who visit the Web site can listen to a two-minute sample of many of our audio books.
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

We sell our audio books to approximately  17,000 retail stores and approximately
15,000  libraries  as well as to large truck stop  distributors  such as BARJAN,
KSG, UAV and Audio Adventures.  The truck stop market currently accounts for 80%
of the company's  sales. We have also  established  accounts to include database and order  processing  agreements  with  Baker and  Taylor,  Advanced  Marketing
Services, Ingram Book Company,  Anderson News Company,  Books-A-Million/American
Wholesale Book Company, Barnes and Noble. BJ's, Brodart Company, Hastings, Lodes
Tone,  Penton Overseas,  Professional  Media and Recorded Books. We believe that the quality and quantity of these retailers serves to enhance our sales.

Sales of audio books on hand was  continued  through the first  quarter of 2003.
The total amount of $340,640 in invoiced  sales has been  achieved year to date.
Approximately  two hundred  (200)  titles are  available  for sale as a download sample from the americanabooks.com website in addition to telephone solicitation of sales of  audiotapes.  Americana has also  instituted a plan to distribute an action series tailored for truck stop distribution.  This new product has caused sales to increase  dramatically in the 3rd quarter of 2002 and the first quarter of 2003. Additionally,  in an effort to increase sales, a catalog of audio books was completed and is  continuously  mailed to potential  wholesale  book buyers, bookstores and  libraries.  It is anticipated  that audio book  production  will continue in the year 2003 to produce a total of one hundred forty-four (144) new audio book titles for the calendar year 2003.

Print Book Development.

During  2001,  we  published  our first print book,  entitled  "The  Cowboy",  a children's book that includes both a print book and an audio tape. Americana has introduced  during the  calendar  year 2002 six  additional  works:  The Killing
Cards,  Ground Lions,  Beloved Leah, It Is I Joseph, Last Chance Out, and Family
Arrested  appealing to a diverse  audience.  Americana  has  approximately  nine written  works in various  stages of  production  and  expects  to  publish  and introduce to the market place  approximately  four additional  titles during the calendar  year  2003.  We expect to sell our print  books by  including  them in wholesale book sellers' catalogues, such as catalogues maintained such as Barnes and Noble, Baker and Taylor and Ingram Book Company. along with our own internet marketing.

Electronic Books

As of the date of this report,  we have published  fifteen  electronic books. We have developed software that enables us to make these e-books available for sale and download.

Liquidity and Capital Resources

We have financed our operations  primarily  through various private  financings.
Although we signed a securities  purchase agreement with BG Holdings,  LLC, Gulf
Coast Advisors,  Ltd.,  Vestcom,  Ltd.,  Stranco,  Ltd., Karim Amiryani,  Russel
Colby,  Norman Ross, Douglas Jordan and the Douglas W. Jordan,  C.P.A.,  Defined
Benefit  Pension Plan which  envisioned the submission of an SB-2 requesting the registration  of some  82,000,000  shares of stock as free  trading  stock,  the process of completing the submission was in fact excessively  expensive and much beyond our resources. Americana has therefore elected to cease pursuing approval of the SB-2  submission and devote its resources to the production and marketing of print and audio books. Discussions are underway to restructure the investment made by the  aforementioned  investors.  The  Company has  achieved  $340,640 in billed sales for the first quarter of calendar year 2003

The Company proposes to utilize its common stock to acquire other sponsored book publishing companies and other related publishing enterprises. Therefore, active trading  of the  stock  will  be  important  to  the  principals  of the  target companies.  Americana is very dependent on the active trading of its stock.  The
Company  plans on using  the stock to  acquire  publishing  companies  and other enterprises that benefit growth.  If the stock continues to trade at low prices, the  ability  of  Americana  to  acquire  these  companies  would  be  seriously jeopardized.  Without financing,  it would be difficult to cover working capital requirements and future capital expenditures. No assurance can be given that the stock will be actively  traded or that  Americana will be able to complete these financings.  As of March 31, 2003, there is substantiol  doubt at to whether the
Company will continue ata going concern.

Capital Expenditure

During the calendar year 2002,  Americana made approximately  $79,606 in capital expenditures.  During the three month period ended March 31, 2003  approximately
45,171 in capital  expenditures  were made. The expenditures  were in payment of audio production costs.

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

Results of Operations

Quarter Ended March 31, 2003 Compared to Quarter ended March 31, 2002

The audio book sales from Americana  Publishing,  Inc. increased from $82,426 to
$340,640 due to the increase in truck stop sales.

Compensation  expense  decreased from $527,537 to $286,500,  primarly due to the drop in stock price. Total operating expense dropped from $806,708 to $506,529 a decrease of $300,179.

Part I.  Item 4.  Controls and Procedures

(a)  Evaluation  of Disclosure  Controls and  Procedures.  The  Company's  Chief
Executive  Officer and Chief Financial  Officer have evaluated the effectiveness of the Company's  disclosure controls and procedures (as such term is defined in
Rules  13a-14(c) and  15d-14(c)  under the  Securities  Exchange Act of 1934, as amended  (the  "Exchange  Act")) as of a date within 90 days prior to the filing date of this annual report (the  "Evaluation  Date").  Based on such evaluation, such officers have  concluded  that, as of the  Evaluation  Date,  the Company's disclosure  controls and  procedures  are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant  changes in the Company's  internal controls or in other factors that could significantly affect such controls

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

Tim Braun filed suit against Americana  Publishing,  Inc., alleging breach of an employment contract. The suit was settled in January, 2003, for payment to Braun of $15,750 over a seven month period and issuance to Braun of 200,000  shares of
Rule 144  restricted  stock in  Americana  Publishing,  Inc.  There  remain four monthly  payments  to be made to  Braun  in  order  to  complete  the  company's obligations under the settlement agreement.

Item 2. Changes in Security - None

Item 3.  Defaults  upon  Senior  Securities  -  None

Item 4.         Submission of Matters to a Vote of Security Holders - None

Item 5.         Other Information

The Company has  prepared for  submission  to the SEC an equity  incentive  plan entitled  "Americana  Publishing,  Inc., 2003 Equity  Incentive Plan." This plan will provide for inclusion of 20,000,000  shares  within the plan,  which,  when issued in accordance with the terms of the plan to reward,  attract and keep key
individuals   within  the  employ  of  Americana   Publishing,   Inc.,  will  be
unregistered and free trading.

On  April  9,  2003,  the  Company  provided  in its  newly  dreafted  Americana
Publishing,  Inc.,  2003 Equity  Incentive  Plan,  for the issuance of 4,500,000 shares of S8 (unregistered) stock to two of its officers and directors.

Item 6.         Exhibits and Reports on Form 8-K

Exhibits

99.1 CERTIFICATION OF VICE PRESIDENT - Chief Financial Officer
99.2 CERTIFICATION OF CHAIRMAN OF THE BOARD/CEO

                                   SIGNATURES

In accordance with the  requirements of the Securities  Exchange Act of 1934 the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned hereunto duly authorized.

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By:  /s/ George Lovato, Jr.
                                           -----------------------------------
        Date:  May 12,2003                 George Lovato, Jr., CEO/Chairman

                                       10