Form 10QSB/A
period 2003-03-31
AMERICANA PUBLISHING INC
filed 2003-06-03
CIK 1081751

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
                                        (Registrant)

                                        By:  /s/ George Lovato, Jr.
                                           -----------------------------------
        Date:  May 12,2003                 George Lovato, Jr., CEO/Chairman

                                       10

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, George Lovato, Jr., certify that::

     1. I have  reviewed  this  quarterly  report on Form  10-QSB  of  Americana
Publishing, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

     3. Based on my knowledge,  the financial  statements,  and other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the
Registrant as of, and for, the periods presented in this quarterly report;

     4. The  Registrant's  other  certifying  officers and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed  such  disclosure  controls and  procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)  presented  in this  quarterly  report  our  conclusions  about the effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

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

          b) any fraud,  whether or not material,  that  involves  management or other employees who have a significant  role in the  Registrant's  internal controls; and

     6. The Registrant's other certifying  officers and I have indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  June 2, 2003

                                            \s\ George Lovato, Jr.
                                            ------------------------------------
                                            George Lovato, Jr.

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Don White, certify that::

     1. I have  reviewed  this  quarterly  report on Form  10-QSB  of  Americana
Publishing, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

     3. Based on my knowledge,  the financial  statements,  and other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the
Registrant as of, and for, the periods presented in this quarterly report;

     4. The  Registrant's  other  certifying  officers and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          d) designed  such  disclosure  controls and  procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

          e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f)  presented  in this  quarterly  report  our  conclusions  about the effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

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

          b) any fraud,  whether or not material,  that  involves  management or other employees who have a significant  role in the  Registrant's  internal controls; and

     6. The Registrant's other certifying  officers and I have indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 2, 2003

                                             \s\ Don White
                                            Don White