Form 10QSB
period 2003-06-30
AMERICANA PUBLISHING INC
filed 2003-08-14
CIK 1081751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended June 30, 2003

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to

Commission file number 000-25783

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2003, there were 77,902,111 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No X  .


                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      December 31, 2002 (Audited) and
                      June 30, 2003 (Unaudited)                          3

                Condensed Statement of Income (Loss)
                      Three and six months ended
                      June 30, 2003 and 2002                             4

                Condensed Statements of Cash Flows
                      Six months ended June 30, 2003
                      and 2002                                           5

                Notes to Condensed Financial Statements                  6

                Independent Accountant's Report                          7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8-9

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                        10

Item 2.         Changes in Securities                                    10

Item 3.         Defaults Upon Senior Securities                          10

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 5.         Other Information                                        10

Item 6.         Exhibits and Reports on Form 8-K                         10

SIGNATURES

                                       2

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                               Condensed Balance Sheet
                               For Periods Ending

                                                 June 30,        December 31,
                                                   2003               2002
Assets                                          (unaudited)

Current Assets
    Cash and cash equivalents                   $    6,785          $         -
    Accounts receivable, net of allowance for
      doubtful accounts of $29,316 and $29,316     362,440              350,221
    Accounts receivable - factored                       -                    -
    Inventory                                      108,997               69,246
    Prepaid expenses and other current assets       15,338                7,470
    Assets from discontinued operations          1,519,430            1,519,430
                                                -----------       -------------
          Total Current Assets                  $2,012,990           $1,946,367

Property & Equipment, net                      309,248              274,514

Total Asset                                     $2,322,238           $2,220,881
                                                ===========       =============
Liabilities & Stockholders Equity

Current Liabilities
    Factor Payable                              $  188,738          $         -
    Accounts Payables                              283,907              224,123
    Accrued expenses                               182,777              316,562
    Note payable - factor                                -                    -
    Note payable - related parties                  80,584                    -
    Convertible debt - related parties             387,500              513,046
    Liabilities from discontinued operation      3,686,233            3,686,233
                                                -----------       -------------
        Total Current Liabilities                4,809,739            4,739,964

Commitments and contingencies

Stockholders' Equity
    Preferred Stock No Par Value
      20,000,000 shares authorized
      0 (unaudited) and 0 issued and outstanding
    Common stock, $0.001 par value
      100,000,000 shares authorized
      77,902,111 (unaudited) and
      30,863,837(audited) issued and outstanding     77,902              30,863
    Additional paid-in capital                   11,869,071          10,315,726
    Accumulated deficit                         (14,434,474)        (12,865,672)
                                               ------------         -----------

      Total stockholders' equity                (2,487,501)          (2,519,083)
                                               ------------         -----------

Total Liabilities & Stockholders Equity    $ 2,322,238          $ 2,220,881
                                               ============         ===========

                 See Accompanying Notes to Financial Statements.

                                       3

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations

                                       FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                           ENDED JUNE 30             ENDED JUNE 30
                                       2003            2002          2003         2002
                                   (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                                   ----------      ----------    ----------   ----------
Revenue                               644,470         142,759       303,829      60,332

Cost of Goods Sold                    222,411          16,781       119,413      10,879
                                   ----------      ----------     ---------    ---------
  Gross Profit                        422,059         125,978       184,416      49,453

Operating expenses
   Compensation expense               376,469         924,844        89,970     267,929
   Selling, general and
     administration                 1,575,548         268,716     1,375,942     146,351
   Depreciation and amortization       42,861          51,392        22,437      29,960
                                    ---------         -------    ----------   ---------
      Total operating expenses      1,994,878       1,244,952     1,488,349     444,240

Loss from operations               (1,572,819)     (1,118,974)   (1,303,933)   (394,787)

Other Income (Expense)
  Interest Expense                     (1,314)        (59,930)         (690)    (53,930)
  Other Income                          5,331               -         5,331           -
                                    -----------        --------    ---------   ----------
     Total other income (expense)       4,017         (59,930)        4,641     (53,930)
                                    -----------        --------    ---------   ----------
Loss before provision for
  income taxes and
  discontinued operations          (1,568,802)     (1,178,904)   (1,299,292)   (448,717)

Provision for income taxes                  -               -             -           -
                                      --------       ---------   ----------    ---------

Loss before discontinued
  operations                       (1,568,802)     (1,178,904)   (1,299,292)   (448,717)

Loss on discointinued
  operations                                -        (686,741)            -    (221,248)
                                     ---------       ---------  -----------    ---------

Net Loss                          $(1,568,802)    $(1,865,645)  $(1,299,295)  $(669,965)
                                  ============    ============  ===========    =========

Basic and diluted loss per share:
  From continuting operations     $     (0.04)     $    (0.06)  $     (0.03)  $    (0.02)
  From discontinued operations              -           (0.04)            -        (0.01)
                                   -----------      ----------  -----------    ---------
                                  $     (0.04)          (0.10)  $     (0.03)  $    (0.03)
                                   -----------      ----------  -----------    ---------

Basic and diluted
  weighted-average shares
  outstanding                      45,259,321      18,754,445   51,552,658   20,860,603
                                  ============     =========== ===========   ==========

                See Accompanying Notes to Financial Statements.

                                       4

                           Americana Publishing, Inc.
                        Condensed Statement of Cash Flows
                                  (Unaudited)

                                             Six Months Ended          Six Months Ended
                                              June 30, 2003              June 30, 2002
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations             $(1,568,801)           $(1,178,904)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation and amortization                      42,861                 51,920
     Issuance of common stock to board members
       and employees for services rendered             376,470                750,257
     Issuance of common stock to consultants
       for services rendered                         1,223,883                 60,025
     Provision for allowance for doubtful accounts           -                 26,816
     (Increase) decrease in
       Accounts receivable                             (12,219)               (20,328)
       Inventory                                       (39,751)                 2,477
       Prepaid expenses and other current assets        (7,868)                 2,500
       Marketable securities                                 -                      -
       Audio production costs                                -                 (2,030)
     Increase (decrease) in
       Account payable                                  59,813                 28,361
       Accrued expenses                                133,785                100,698
       Factor Payable                                  188,738                      -
                                                   ------------             ----------
      Net cash provided/used in continuing
        operating activities                           129,341               (178,208)
      Net cash used in discontinued operating
        activities                                           -                (14,957)
                                                   ------------             ----------
Net Cash Used by Operating Activities                  129,312               (193,165)

Cash Flows From Investing Activities
   Purchase of property and equipment                  (77,595)                     -
                                                   ------------             ----------

Net cash used in continuing activities
   investing activities                                (77,595)                     -
                                                   ------------             ----------

Net cash used in investing activities                        -                      -
                                                   ------------             -- --------
Net Cash Used in Investing Activities                        -                      -

Cash flows from financing activities
  Proceeds from notes payable                                -                117,725
  Payments on notes payable                            (44,962)               (46,342)
  Proceeds from the sale of common stock                     -                174,250
                                                   ------------             ----------

Net cash provided/used by continuing financing
   activities                                          (44,962)               245,633
Net cash used in discontinued financing
   activities                                                -                (44,611)
                                                   ------------             ----------

Net provided/usedin financing activities               (44,962)               201,022

Net increase in cash and cash equivalents          $     6,784                  7,857

Cash and cash equivalents, beginning of period               -                  1,992
                                                  ------------              ----------

Cash and cash equivalents, end of period           $     6,784             $    9,849
                                                  ============              ==========

Supplemental disclosures of cash flow information

  Interest paid                                    $     1,314              $       -
                                                  ============              ==========

  Income taxes paid                                $        -               $       -
                                                  ============              ==========

                See Accompanying Notes to Financial Statements.

                                       5

                           AMERICANA PUBLISHING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

The unaudited  internal  condensed  financial  statements and related notes have been prepared by Americana Publishing,  Inc. (the "Company"), and not subject to an audit  pursuant to the rules and  regulations  of the Securities and Exchange
Commission.  In the opinion of management,  all adjustments  (which include only
normal  recurring   adjustments)  necessary  to  present  fairly  the  financial position,  results of  operations  and cash  flows at June 30,  2003 and for all periods presented have been made.  Certain  reclassifications  have been made to the prior year to conform with the current year's presentation.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been omitted. It is suggested that these condensed financial  statements be read in conjunction with the  Company's  audited financial  statements and notes  thereto  for the fiscal  year ended  December  31,  2002.  The results of operations for the three and six months ended June 30, 2003 are not  necessarily indicative of the operating results for the full year.

NOTE 2.  LIQUIDITY

The Company has historically  financed its operations through the sale of common stock. The proceeds were used for website  development as well as other start-up activities.  The Company,  over the preceding six months, has generated $644,470 in sales.  Based on current sales levels and a reduction of operating  expenses, we have  sufficient  capital to sustain  operations  until  December  31,  2003.
However, any significant reduction in sales will adversely affect operations and may impair the  Company's  ability  to  continue.  In  addition  management  has implemented  a plan to continue  to control  cash  expenditures  and is actively pursuing additional  capital.  There is no assurance that adequate revenues will be achieved to support operations, however, management believes that if adequate revenues are not earned,  it will be able to maintain  operations until December
31, 2003 by raising  additional capital through loans or sales of securities and by continuing to control cash expenditures.

The Company  will require  future  financing  in various  forms.  The Company is financing working capital timing  differences with an asset-based line of credit factoring  agreement  with Langsam  Borenstein  Partnership.  In April 2002, the
Company entered into an agreement with Langsam Borenstein  providing for sale of selected accounts receivable in the face amount of at least $5,000.00 per month.
Langsam  Borenstein,  in accordance  with the terms of the agreement,  charges a varying percentage  interest rate on each invoice sold. The interest varies from
4% for payment by customers  paying within 30 days to 10% for  customers  paying between 81 to 90 days.

Corporate  Media Group,  Inc.  ("CMG") is a wholly owned  subsidiary that ceased operations  on April  30,  2002.  At the time  operations  ceased,  CMG was in a deficit  position with regard to its stated assets and  liabilities in an amount exceeding  $2,100,000.00.  At  October  31,  2002,  CMG  had  total  outstanding obligations  in excess of  $3,600,000.00.  Its  $600,000.00  line of credit with
Volunteer  National  Bank was over drawn,  the line of credit was  terminated on
April 30, 2002, and demand was made for payment.  Additionally,  CMG's equipment used in the  production  of CDs and DVDs was  leased by CMG from Sony  Financial
Services,  CIT Financial  Services,  Caterpillar  Financial  Leasing and Deutche
Financial  Services on capital  leases.  The  collateral  for the line of credit consisted of inventory,  furniture, fixtures, equipment and other assets of CMG.
The capital  leases for equipment  were secured by the equipment  itself.  As of
December  31,  2001  all of the  above  noted  leases  were in  default  and the equipment repossessed by the lessor.

As a result of rapidly declining sales which caused a lack of operating capital,
CMG sought  protection  under the U.S.  Bankruptcy  Code by filing a  bankruptcy petition under the provisions of Chapter 7 of the Code on August 2, 2003.

During the six months ended June 30, 2003 Americana  Publishing,  Inc. generated
$129,341 in cash from its  operating  activities.  This is due to an increase in sales.  Of this  amount,  $77,595 was spent for the  production  of master audio tapes which  include the cost of studio time and voice  talent.  This amount was capitalized.  Cash  proceeds  were  further  reduced  by the  payment of $44,962 towards various note payables.

The net result was an increase  in cash of $6,785 for the six months  ended June
30, 2003.

Note 3. Stock Transactions

During the first six months of 2003,  the Company  issued 43,679,657 shares of restricted common stock as follows:

     (1) On  June 15,  2003 a  restructuring  agreement  was entered  into between  Advantage  Fund,  LLC  and the  investors  who  had  purchased  our 12%
debentures on or about April 1, 2002. Pursuant to the restructuring agreement,

          (i) the  shares  that had been  issued to Gulf Coast  Advisors  and BG
     Holdings were returned to treasury;

          (ii) Advantage Fund LLC and its designees exercised the A Warrants and we issued to them a total of  22,142,847  shares of our  restricted  common stock;

          (iii) the B Warrants were retired;

          (iv)  the  principal   amount  of  the  debentures  was  increased  to
     $337,195.00;

          (v) the interest rate of the debentures was reduced to 6%; and

          (vi) the due date of the debentures was extended until June 15, 2005.

     (2)  21,536,810  shares,  were  issued  to  employees  and  consultants  of
Americana Publishing, Inc.

Other  than as set  forth  above,  the  Company  did not sell any  shares of its restricted common stock during the first six months of 2003.

Note 4. Recently Issued Accounting Pronouncements

In April  2003  the  FASB  issued  SFAS  #149  "Amendment  of  Statement  133 on
Derivative Instruments and Hedging Activities"

This  statement  amend and  clarifies  financial  accounting  and  reporting for derivative  instruments,  including certain derivative  instruments  embedded in other  contracts  (collectively  referred  to as  derivatives)  and for  hedging activities under FASB Statement # 133, Accounting for Derivative Instruments and
Hedging Activities. The Company does not expect adoption of SFAS # 149 to have a material impact, if any, on its financial position or results of operations.

In May  2003  the FASB  issued  SFAS # 150  "Accounting  for  Certain  Financial
Instruments with Characteristics of both Liabilities and Equity"

This Statement  establishes standards for how and issuer classifies and measures certain  financial  instruments  with  characteristics  of both  liabilities and equity.  It  requires  that an issuer  classify a financial  instrument  that is within  is  scope as a  liability.  Many of those  instruments  were  previously classified as equity.  Some of the  provisions of this  Statement are consistent with the current  definition of  liabilities  of FASB Concepts  Statement no. 6,
Elements of Financial Statements.  The remaining provision of this Statement are consistent  with the proposal to revise that  definition  to  encompass  certain obligations  that a entity can or must settle by issuing its own equity  shares, depending on the nature of the relationship  established  between the holder and the issuer.

The Company does not expect adoption of SFAS # 150 to have a material impact, if any, on its financial position or results of operations.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of Operations

GENERAL

Management's  discussion  and analysis of results of  operations  and  financial condition are based upon our financial  statements.  These  statements have been prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America.  These principles  require  management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities,  revenues and expenses, and related disclosure of contingent assets and  liabilities.  On an on-going  basis,  we evaluate  our  estimates  based on historical  experience  and various  other  assumptions  that are believed to be reasonable  under the  circumstances,  the  results  of which form the basis for making  judgments about the carrying  values of assets and liabilities  that are not readily  apparent from other  sources.  Actual results may differ from these estimates under different assumptions or conditions.

We were incorporated in Colorado in April 1997. We are a multi-media  publishing company. Our primary business is the publication and sale of audio books, but we also offer print books and electronic  books. Thus far, all of our revenues have been earned from the sale of audio books.

As part of our  business  strategy  we want to  acquire  small  book  publishing companies and list their book titles on our web site. We also want to purchase a heat set web  press  company  and a book  binding  company.  We plan to  acquire companies by using  shares of our common  stock,  although we are not  presently engaged in any negotiations  with, nor do we have any commitments to, any person or entity to acquire any business or assets.  We believe that active  trading of our common stock will be important to the  principals  of target  companies  and future  acquisitions may be dependent on the active trading of our common stock.
However,  our common stock has not been actively traded and, if our common stock continues to trade flatly, we may not be able to make acquisitions.

In July 2001 we acquired Corporate Media Group, Inc. in an attempt to vertically integrate  our  reproduction  and  duplication  activities as they relate to our audio book operation. The consideration for the acquisition consisted of 772,000 shares of our common  stock that we issued to Richard and Susan Durand and other key  employees.  Additionally,  we issued  245,827  shares of our common  stock, valued  at  approximately  $98,328  or $0.40  per  share,  to two  creditors  of
Corporate  Media  Group,  Inc. in payment of existing  debt.  After we made this acquisition,  we  raised  $150,000  through  the sale of our  common  stock in a private placement,  borrowed $385,000 from officers and directors and engaged in two separate convertible debenture transactions that yielded $240,000.  Over 80%
of these  funds were  contributed  to  Corporate  Media  Group,  Inc. as working capital to  supplement  the  purchase of raw  materials  for ongoing  orders and payroll.  We discontinued the operations of Corporate Media Group, Inc. in April
2002. This action was taken due to a lack of working capital,  part of which was to be generated by refinancing  certain  equipment  belonging to Corporate Media
Group,  Inc. The value of this equipment was insufficient to support an adequate loan to value ratio for lending purposes. Furthermore, due to a decline in sales that we believe was due  partially  as a result of a decline in quality  control and  partially  as a result of the  terrorist  attacks of  September  11,  2001,
Corporate Media Group,  Inc. was unable to support either increased debt service or its general day-to-day operating expenses.

We currently have limited  internal and external  sources of liquidity.  At this time, aside from what we will spend on the production of audio masters,  we have made no material commitment for capital expenditures.

Other than the  general  decline in the  economy  of the  United  States,  which affects the discretionary  spending of consumers,  we do not know of any trends, events or  uncertainties  that are expected to have a material impact on our net sales and income from continuing operations. Sales of our books are not seasonal in nature,  although we may  experience an increase in sales during the year-end holidays.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2003 As Compared To The Quarter Ended June 30, 2002

Our revenues from  operations  for the quarter ended June 30, 2003 were $303,829 as compared to revenues  of $60,332  for the  quarter  ended June 30,  2002,  an increase of 500%. Revenues increased due to our acquisition of approximately 200 titles from Sunset Productions, Inc., increased monthly production of titles and the sale of our audio  books  through our truck stop  program  and other  retail locations.

Our gross profit from  operations  for the quarter ended June 30, 2003 increased to $184,416 as compared  to $49,453  for the quarter  ended June 30,  2002.  Our gross margin  percent  decreased to 60% for the quarter ended June 30, 2003 from
81% for the quarter  ended June 30,  2002.  The  increase  in gross  profit from operations is  attributable  to our increased  sales while the decrease in gross margin is attributable to our sale of excess inventory at reduced prices.

Selling, general and administrative costs increased by $1,229,591, to $1,375,942 for the quarter  ended June 30,  2003 as  compared  to $146,351  for the quarter ended June 30, 2002, a 840% increase. This increase is primarily attributable to the  issuance  of common  stock to  consultants,  employees  and  directors  for services  rendered  in lieu of cash  compensation.  General  and  administrative expenses  consist  primarily  of salaries and related  expenses  for  executive,
finance  and  other  administrative  personnel,   professional  fees  and  other
corporate expenses, including business development. Our loss from operations was
$1,303,933  for the  quarter  ended  June 30,  2003 as  compared  to a loss from operations  of $394,787  for the  quarter  ended June 30,  2002,  an increase of
$909,146. The increase in net loss from operations was primarily attributable to the  issuance  of common  stock to  consultants,  employees  and  directors  for services rendered in lieu of cash compensation.

Interest  expense  decreased  for the quarter  ended June 30, 2003 by $53,240 to
$690 as compared to $53,930 for the quarter  ended June 30,  2002, a decrease of
99%. The  reduction in interest  expense  during the quarter ended June 30, 2003 resulted from  elimination of interest expense for obligations owed by Corporate
Media Group, Inc., our subsidiary.

Loss from discontinued  operations was $0 for the quarter ended June 30, 2003 as compared to loss from discontinued  operations of $221,248 for the quarter ended
June 30,  2002.  The loss from  discontinued  operations  declined to $0 for the quarter  ended  June  30,  2003  because  Corporate  Media  Group,  Inc.  ceased operations in April 2002.

Our net loss for the quarter  ended June 30, 2003 was  $1,299,295 as compared to
$669,965 in net loss for the quarter  ended June 31,  2002.  The increase in net loss was the result of issuances of common stock to  consultants,  employees and directors for services rendered in lieu of cash compensation.

Six Months Ended June 30, 2003 As Compared To The Six Months Ended June 30, 2002

Our revenues from  operations  for the six month period ended June 30, 2003 were
$644,470 as compared to revenues of $142,759 for the six month period ended June
30, 2002, an increase of 450%.  Revenues increased during this period due to our acquisition of approximately 200 titles from Sunset Productions, Inc., increased monthly  production  of titles and the sale of our audio books through our truck stop program and other retail locations.

Our gross  profit from  operations  for the six month period ended June 30, 2003 increased  to $422,059 as compared to $125,978  for the six month  period  ended
June 30,  2002.  Our gross  margin  percent  decreased  to 65% for the six month period  ended  June 30,  2003 from 88% for the six month  period  ended June 30,
2002.  The  increase in gross  profit from  operations  is  attributable  to our increased  sales while the decrease in gross margin is  attributable to the sale of excess inventory at reduced prices.

Selling, general and administrative costs increased by $1,306,832, to $1,575,548 for the six month period ended June 30, 2003 as compared to $268,716 for the six month period ended June 30, 2002, a 486%  increase.  This  increase is primarily attributable  to the  issuance of common  stock to  consultants,  employees  and directors  for  services  rendered  in lieu of cash  compensation.  General  and administrative  expenses consist  primarily of salaries and related expenses for executive,  finance and other  administrative  personnel,  professional fees and
other  corporate  expenses,   including  business  development.  Our  loss  from
operations  was  $1,572,819  for the six month  period  ended  June 30,  2003 as compared to a loss from  operations of $1,118,974 for the six month period ended
June 30, 2002, an increase of $453,845. The increase in net loss from operations was primarily  attributable  to the sale of inventory at reduced  prices and the issuance of common stock to  consultants,  employees  and directors for services rendered in lieu of cash compensation.

Interest  expense  decreased  for the six month  period  ended June 30,  2003 by
$58,616 to $1,314 as compared to $59,930 for the six month period ended June 30,
2002, a decrease of 97%. The reduction in interest  expense during the six month period ended June 30, 2003 resulted from elimination of the interest expense for obligations owed by Corporate Media Group, Inc., our subsidiary.

Loss from discontinued operations was $0 for the six month period ended June 30,
2003 as compared to loss from  discontinued  operations  of $686,741 for the six month period ended June 30, 2002. The loss from discontinued operations declined to $0 for the six month  period  ended June 30,  2003  because  our  subsidiary,
Corporate Media Group, Inc. ceased operations in April 2002.

Liquidity

Our  attainment of profitable  operations is dependent upon our ability to fully implement our business  plan,  which  anticipates  the expansion of our business through the acquisition of other publishers and complementary  businesses,  such as a printing  business and a heat set web press  business,  obtaining  adequate financing when we need it and achieving a level of sales adequate to support our operations.

Thus far we have  financed our  operations  primarily  through  various  private financings  and from related party loans.  During the next fiscal year, in order to continue our business,  we may have to raise additional capital through sales of our  debt or  equity  securities  or from  related  party  loans.  We  cannot guarantee that we will be successful in raising additional capital

During 2002, we obtained an asset based line of credit factoring  agreement with
Langsam  Borenstein  Partnership.  Pursuant to this agreement,  we sell selected accounts  receivable to Langsam Borenstein  Partnership in the face amount of no less than $5,000 per month.  Langsam  Borenstein  Partnership  charges a varying percentage  rate of interest on each  invoice  sold,  depending on the number of days payment is outstanding. Interest may vary from 4% to 10%.

On April 1, 2002,  we signed a securities  purchase  agreement  with a number of investors who agreed to purchase an aggregate of $480,000 in principal amount of our 12% senior  secured  convertible  debentures,  which were to mature on April
2003.  Together with such  debentures,  the  investors  were also issued Class A warrants and Class B warrants.  During 2003,  we  restructured  this  agreement.
Pursuant to the revised agreement,  certain shares of common stock that had been issued were  returned to us.  Advantage  Fund LLC purchased the Class A Warrants that had been issued in conjunction with the debentures and exercised them. As a result of the exercise,  we issued  22,142,847  shares of our restricted  common stock to Advantage  Fund LLC. The Class B warrants  that had also been issued in conjunction with the 12% debentures were retired by agreement of the parties.

As of April 30, 2002, the date that its operations were closed,  our subsidiary,
Corporate  Media Group,  Inc.,  had  outstanding  obligations  of  approximately
$3,600,000.  These obligations included a $600,000 line of credit with Volunteer
National  Bank and  various  capital  lease  agreements.  The line of credit was secured by all of Corporate Media Group, Inc.'s inventory,  furniture, fixtures, equipment and other assets and the capital  leases were secured by the equipment being leased. Corporate Media Group, Inc. defaulted on all of these obligations, resulting in foreclosure actions by its creditors.

Our net loss for the six month  period  ended June 30,  2003 was  $1,568,802  as compared to $1,178,904 in net loss for the six month period ended June 30, 2002.
The  increase  in net loss was the  result of the  issuance  of common  stock to consultants,  employees  and  directors  for  services  rendered in lieu of cash compensation.

At June 30, 2003 we had cash or cash  equivalents of $6,785 on hand, as compared to $0 cash or cash  equivalents at December 31, 2002. Our primary source of cash during the six month period ended June 30, 2003 consisted of revenues from sales of our products.

Net cash provided by continuing  operating  activities  was $129,312 for the six month  period  ended June 30,  2003 as  compared  to net cash used in  operating activities  of $178,208 for the six month  period ended June 30, 2002.  Cash for the six month period ended June 30, 2003 was  increased  primarily by the use of common  stock  having a value of  $1,223,883  and  $376,470  that was  issued to outside  consultants  and to  employees  and members of the Board of  Directors, respectively, for services rendered.

There was no cash used by discontinued operating activities during the six month period ended June 30, 2003, while cash used by discontinued operating activities
(Corporate  Media  Group,  Inc.) for the six month  period  ended June 30,  2002 totaled $14,957.

Net  cash  used  in  investing   activities  consisted  of  $77,595  for  master
recordings,  studio time and voice talent  purchased during the six month period ended June 30,  2003.  No cash was used in investing  activities  during the six month period ended June 30, 2002.

Net cash used by  financing  activities  consisted  of the payment of $44,962 in notes for the six month period ended June 30, 2003.  There was no cash  provided by financing activities for this period.

During the six month period ended June 30, 2003, we also paid $1,314 in interest expense relating to Corporate Media Group, Inc.'s debt to First Tennessee Bank.

GOING CONCERN

Our financial  statements  have been prepared on a going  concern  basis,  which contemplates  the  realization of assets and the  satisfaction of liabilities in the normal  course of  business.  During the years ended  December  31, 2002 and
2001,  we  incurred  losses  of  $2,615,118  and  $5,775,333,  respectively.  In addition,  as of December 31, 2002, our total current  liabilities  exceeded our
total  current  assets  by  $2,793,597,   and  our  shareholders'   deficit  was
$2,519,083.  These  factors,  among others,  raise  substantial  doubt about our ability to continue as a going concern.

ITEM 3. Controls and Procedures

The  Company  carried  out an  evaluation,  under the  supervision  and with the participation of the Company's management, including the Company's President and
Chief  Executive  Officer  and the  Company's  Chief  Financial  Officer  of the
effectiveness of the design and operation of the Company's  disclosure  controls and  procedures  as of  the  end of the  period  covered  by  this  report.  The
evaluation  was  undertaken  in  consultation  with  the  Company's   accounting
personnel.  Based on that evaluation,  the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the  Company in the  reports  that it files or submits  under the  Securities
Exchange Act of 1934 is recorded, processed,  summarized and reported within the time periods  specified in the  Securities and Exchange  Commission's  rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                               PART II OTHER INFORMATION

Item 1. Legal Proceedings

There have been no  material  changes in the legal  proceedings  reported in our
Form 10-KSB for the fiscal year ended December 31, 2002 and no new legal actions have been filed by or against us during the three  month  period  ended June 30,
2003.

Item 2. Changes in Securities

During the three month period ended June 30, 2003 we issued  1,513,112 shares of our restricted  common stock to our executive  employees,  Mr. George Lovato and
Mr. Don  White,  and to  consultants  who had  rendered  services  to us.  These securities were issued pursuant to the exemption provided by section 4(2) of the
Securities Act of 1933.

During the three month period ended June 30, 2003 we issued 22,142,847 shares of our restricted  common stock to Advantage Fund LLC and its designees as a result of the  exercise  of Class A Warrants  acquired  by them on June 15,  2003.  The warrant  exercise  price was $0.02 per share.  The warrants  were required to be exercised  as part of the  restructuring  agreement  we entered into on June 15,
2003  with  Advantage  Fund  LLC and the  investors  who had  purchased  our 12%
debentures on or about April 1, 2002.  These  securities were issued pursuant to the exemption  provided by section 4(2) of the Securities  Act of 1933.

Item 3. Defaults upon Senior Securities
                N/A

Item 4. Submission of Matters to a Vote of Security Holders
                N/A

Item 5. Other Information

On August 2, 2003 Corporate Media Group,  Inc., our subsidiary  filed for relief under  Chapter  of Title  11,  United  States  Bankruptcy  code for the  Eastern
District of Tennessee, Case No. 62-1594175.

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
            3.1(i)      Articles of Incorporation (1)
            3.2(ii)     Bylaws (1)
            31.1        Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
            31.2        Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
            32          Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)
            10.1        Restructure Agreement (2)
            10.2        Replacement Debenture (2)

     -------------------------------------------------------

     (1) Incorporated by references from the Registrant's  Form 10-SB filed with the Securities and Exchange Commission on April 15, 1999.

     (2) Filed herewith.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three month period ended June 30, 2003.

                                   SIGNATURES

In accordance with the  requirements of the Securities  Exchange Act of 1934 the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned hereunto duly authorized.

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By:  /s/ George Lovato, Jr.
                                           -----------------------------------
        Date:  August 14,2003               George Lovato, Jr., CEO/Chairman

                                        By:  /s/  Don White
                                           -----------------------------------
                                             Don White, Chief Financial Officer

                                       10

                                                                    Exhibit 31.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13a-14 AND 15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, George Lovato,  Jr.,  President and Chief Executive Officer of Americana
Publishing, Inc. (the "Company"), certify that:

     I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Americana
Publishing, Inc.

     Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report.

     Based on my  knowledge,  the  financial  statements,  and  other  financial information included in the report,  fairly present in all material respects the financial condition,  results of operations and cash flows of the Company as of, and for, the periods presented in the report.

     The  Company's  other  certifying   officers  and  I  are  responsible  for
establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure  controls and procedures,  or caused such disclosure controls and procedures to be designed under my supervision,  to ensure that  material  information  relating to the Company,  including its consolidated  subsidiaries,  is made  known to me by  others  within  those entities,  particularly  during the period in which the periodic  report is being prepared;

          (b) evaluated the effectiveness of the Company's  disclosure  controls and  procedures  and  presented  in this report our  conclusions  about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this quarterly report based on such evaluation; and

          (c)  disclosed in this  quarterly  report any change in the  Company's
     internal  control  over  financial   reporting  that  occurred  during  the
     Company's most recent fiscal quarter that has  materially  affected,  or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

     The Company's other certifying officers and I have disclosed,  based on our most recent  evaluation of internal  control over  financial  reporting,  to the
Company's  auditors and to the audit  committee  of the board of  directors  (or persons fulfilling the equivalent function):

          (i)  all  significant  deficiencies  in the  design  or  operation  of internal  control over financial  reporting which are reasonably  likely to adversely affect the Company's  ability to record,  process,  summarize and report financial information; and

          (ii) any fraud,  whether or not material,  that involves management or other  employees  who have a  significant  role in the  Company's  internal control over financial reporting.

Dated:  August 14, 2003

                                            George Lovato, Jr.
                                            George Lovato, Jr.
                                            President and Chief Executive Officer

                                                                    Exhibit 31.2

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13a-14 AND 15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Don White,  Vice  President  and Chief  Financial  Officer of  Americana
Publishing, Inc. (the "Company"), certify that:

     I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Americana
Publishing, Inc.

     Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report.

     Based on my  knowledge,  the  financial  statements,  and  other  financial information included in the report,  fairly present in all material respects the financial condition,  results of operations and cash flows of the Company as of, and for, the periods presented in the report.

     The  Company's  other  certifying   officers  and  I  are  responsible  for
establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure  controls and procedures,  or caused such disclosure controls and procedures to be designed under my supervision,  to ensure that  material  information  relating to the Company,  including its consolidated  subsidiaries,  is made  known to me by  others  within  those entities,  particularly  during the period in which the periodic  report is being prepared;

          (b) evaluated the effectiveness of the Company's  disclosure  controls and  procedures  and  presented  in this report our  conclusions  about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this quarterly report based on such evaluation; and

          (c)  disclosed in this  quarterly  report any change in the  Company's
     internal  control  over  financial   reporting  that  occurred  during  the
     Company's most recent fiscal quarter that has  materially  affected,  or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

     The Company's other certifying officers and I have disclosed,  based on our most recent  evaluation of internal  control over  financial  reporting,  to the
Company's  auditors and to the audit  committee  of the board of  directors  (or persons fulfilling the equivalent function):

          (i)  all  significant  deficiencies  in the  design  or  operation  of internal  control over financial  reporting which are reasonably  likely to adversely affect the Company's  ability to record,  process,  summarize and report financial information; and

          (ii) any fraud,  whether or not material,  that involves management or other  employees  who have a  significant  role in the  Company's  internal control over financial reporting.

Dated:  August 14, 2003

                                            Don White
                                            Don White
                                            Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION OF OFFICERS
                          OF AMERICANA PUBLISHING, INC.
                         PURSUANT TO 18 USC § 1350

Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of Section  1350,  Chapter 63 of Title 18,  United  States Code) each of the undersigned officers of Americana  Publishing,  Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The  quarterly  report on Form 10-QSB for the quarter ended June 30, 2003 of the
Company fully  complies with the  requirements  of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents,  in all material respects,  the financial condition and results of operations of the Company.

Dated:  August 14, 2003

__________________________________
George Lovato, Jr., President
and Chief Executive Officer

Dated August 14, 2003

__________________________________
Don White,
Chief Financial Officer