Form 10-K/A
period 2002-12-31
AMERICANA PUBLISHING INC
filed 2003-10-24
CIK 1081751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment No. 1

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934 for the fiscal year ended December 31, 2002.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (No Fee Required) for the transition period from     to

                                   000-25783
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
                                      None

Check whether the issuer:  (1) filed all reports required to be filed by section
13 or 15(d) of the  Exchange  Act  during  the past 12 months  (or such  shorter period that the registrant  was required to be file such  reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation  S-B contained in this form,  and no disclosure  will be contained to
the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $640,848

State the aggregate market value of the voting and non-voting common equity held by non-affiliates  computed by reference to the price at which the common equity was,  or the  average  bid and  asked  prices  of such  common  equity,  as of a specified  date within the past 60 days.  (See  definition  of affiliate in Rule
12b-2 of the Exchange  Act).  As of  September  30, 2003 the market value of the voting stock held by non-affiliates was $3,046,831.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 98,885,285 shares as of September 30,
2003.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                     AMERICANA PUBLISHING, INC. FORM 10-KSB

                                      INDEX

PART I                                                                          PAGE

Item 1.  DESCRIPTION OF BUSINESS                                                1-3
Item 2.  DESCRIPTION OF PROPERTY                                                  4
Item 3.  LEGAL PROCEEDINGS                                                      4-5
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      5

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS                                                  5-8
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS             8-16
Item 7.  CONSOLIDATED FINANCIAL STATEMENTS                                     F1-F22
Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE;                                    17
Item 8A. CONTROLS AND PROCEDURES                                                17-18

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           REGISTRANT COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         18-19
Item 10. EXECUTIVE COMPENSATION                                                 19-20
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT            21
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            21
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                          22
           Reports on Form 8-K
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                                    23

SIGNATURES                                                                         23

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

*    whether or not we are able to expand the market for our products,

*    whether  or not the  acquisitions  we have made or that we will make in the future will be profitable,

*    increased competition in our niche market, truck stops, that would cause us to reduce the sales price of our products or that would otherwise adversely impact our sales,

*    changing  economic  conditions  that may impact  discretionary  spending by consumers,

and other factors,  some of which will be outside our control. You are cautioned not to place undue reliance on these  forward-looking  statements,  which relate only to events as of the date on which the  statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or  circumstances  that arise  after the date  hereof.  You should  refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                        Item 1.  DESCRIPTION OF BUSINESS

THE COMPANY

Our Business.

From October 1996 until April 1997,  our  predecessor  operated as a development stage division of B.H. Capital Limited, engaging in publication design research, industry and competition research and demographic research. B.H. Capital Limited is an entity whose principal and sole owner is George Lovato, Jr., our chairman,
Chief Executive Officer and President.  We were  incorporated  under the laws of the State of Colorado on April 17, 1997.

We are a multi-media  publishing company. We believe that consumers today desire audio  books,  e-books,  CD-ROMs or a  downloadable  digital file in addition to traditional print books. We believe that of the approximately  17,000 publishers in the United States,  many are unable to, or choose not to, publish manuscripts in  alternative  formats.  We publish  and sell  audio  books,  print  books and electronic books in a variety of genres,  including mystery,  western,  business development, personal development, spiritual and children's publications.

We determine  what books to publish  based on  information  that we receive from book  buyers and from  general  industry  data  relating  to  particular  market segments,  such as purchases  made at truck stops.  We also receive  manuscripts from authors as well as from other publishers.

We license the manuscripts we publish either  directly,  from the author,  or by entering into  agreements  with other book  publishers.  Pursuant to our license agreements,  we  generally  pay a royalty of 10% on the proceeds of the books we sell.  License  agreements may also require us to advance royalties in an amount that  usually  ranges  between $250 and $500 per title.  The license  agreements typically have a term of five years.

Approximately  87% of our sales come from the placement of our products in truck stops. Our products are also sold to bookstores and libraries, primarily through telemarketing,  and to businesses  and  consumers via the Internet,  through our website,  americanabooks.com.  Prior to our entry  into the truck  stop  market, approximately 95% of our sales were generated by telemarketing and approximately
5% of our sales were  generated via our website.  Since our entry into the truck stop market,  approximately  10% of our sales are generated by telemarketing and the remaining 3% of our sales are  generated via our website.  We also publish a catalog of our audio books, which is continuously  mailed to potential wholesale book buyers,  bookstores  and  libraries.  Sales that result from our  catalogue mailings are not tracked separately but are included in our computation of sales made by telemarketing.

Discontinued Operations

Until  December  31,  2002 we also sold  textbooks,  music,  artwork and jewelry through  other  websites  that were  linked  with  each  other and with our main website,  americanabooks.com.  We decided to  discontinue  sales of these  items because the cost of  maintaining  the  websites  exceeded the revenues we earned from them.  Sales of these items accounted for only about 1% of our total sales, therefore our decision to discontinue them has not had a material adverse effect on our revenues.

In July 2001 we acquired Corporate Media Group, Inc. Corporate Media Group, Inc.
was in the business of packaging, duplicating, replicating and fulfilling orders for  audio  cassettes,  VHS  tapes,  CDs and  DVDs  for  sale  to  distributors, wholesalers,  retailers and the general  public.  Through its  division,  Visual
Energy Studios,  it also provided studio space for pre and post production audio and video recording.  We intended to continue these operations as well as to use
Corporate Media Group, Inc. to fulfill orders for our products, which would have allowed us to discontinue outsourcing this function. We made this acquisition by issuing  722,000  shares of our common stock,  worth  approximately  $288,800 or
$0.40 a share on the date of the  acquisition,  to the stockholders of Corporate
Media Group,  Inc., Richard Durand and Susan Durand, and to other key employees.
After the  acquisition  was made, we issued  245,827 shares of our common stock, worth  approximately  $98,328 or $0.40 a share,  to two  creditors  of Corporate
Media Group,  Inc., in payment of existing  debt.  We also raised  $150,000 in a private placement during the last quarter of 2001 and the first quarter of 2002, borrowed $385,000 from our officers,  directors and a shareholder and engaged in two separate  convertible  debenture  transactions  that yielded $240,000 in the first two quarters of 2002. Approximately 80% of these funds were contributed to
Corporate Media Group, Inc. as working capital to supplement the purchase of raw materials for ongoing orders and payroll.  We were unable to profitably  operate
Corporate Media Group, Inc. and we discontinued its operations .

Our Products

Audio Books

With the acquisition of approximately 200 titles produced by Sunset Productions,
Inc.,  which we  completed on April 1, 2002,  we  currently  offer more than 300 audio book titles.  All of our audio book inventory is available on our website,
americanabooks.com.  With the  exception of one audio book that we publish in CD format,  all of our  audio  books  are  published  on  audiotapes.  We intend to increase our production of audio books in CD format.

Consumers who visit our website can listen to a two-minute sample of many of our audio books. We have also published an "Audio Book Sampler Tape" that highlights the first two minutes of thirty of our audio books, enabling a listener to get a flavor for the books. In June 2001 we received an award from the Audio  Publishing  Association  as the "Best New Audio  Book  Publisher  for
2001". Additionally, one of our audio book narrators, Charlie O'Dowd, received a
"Golden  Headset"  award from  Audioworld  as the "Best  Abridged  Reader of the
Year".

We sell our audio  books in the United  States to  approximately  17,000  retail stores  and  approximately  15,000  libraries  as well as to  large  truck  stop distributors including BARJAN, KSG, and Audio Adventures.  We also have database and order  processing  agreements  with  Baker and  Taylor,  Advanced  Marketing
Services, Ingram Book Company,  Anderson News Company,  Books-A-Million/American
Wholesale Book Company, Barnes and Noble, BJ's, Brodart Company, Hastings, Lodes
Tone, Penton Overseas, Professional Media, and Recorded Books. Pursuant to these database and order processing  agreements,  the wholesalers or retailers who are parties to the  agreements  include our titles in their  listings  of  available inventory  and we include  their titles in our listings of available  inventory.
While we are not dependent on any single  distributor,  if we were to lose three or more of these  distributors  it would have a material  adverse  impact on our revenues and  business.  During the year ended  December  31,  2002,  five major customers represented 17%, 15%, 9%, 4% and 4% of our net sales.

During the fiscal year ended December 31, 2002, audio books accounted for all of our sales revenues, which totaled $640,848.

Print Books

During 2001, we published and introduced  our first print book, The Cowboy.  The
Cowboy is a children's  book that  includes  both a print book and an audiotape.
Six additional works of fiction,  The Killing Cards, Ground Lions, Beloved Leah,
It Is I,  Joseph,  Last  Chance Out and Family  Arrested  became  available  for shipping in January 2002.

During the fiscal year ended December 31, 2002, there were no sales of our print books.

Electronic Books

We have developed  fifteen  electronic  books, all of which are available on our website for purchase and download. While these books are available for purchase, we are currently  working with consultants to develop software that will protect them from unauthorized duplication.  For that reason, we have not undertaken any significant promotion of these titles.

During  the fiscal  year ended  December  31,  2002,  there were no sales of our electronic books.

Competition

At this time we do not represent a significant competitive presence in the audio book publishing and selling  industry.  We are seeking to raise our profile in a number of ways,  including  giving higher  visibility  to lesser known  authors, providing  easier ways to find  products on our website by use of our  specially designed  search  engine,  providing  faster  delivery  of  products  sold,  and providing  competitive  pricing  whenever  possible.  We are also seeking  niche markets,  such as the  truck  stop  market,  and we are  continuing  to focus on publishing book series,  which we believe are popular with audio book customers.
We currently publish series works by authors Elaine Viets, Leslie Glass, Cynthia
Davis and Lou Campanozzi.

Government Regulation

In  general,  other than state or local  licensing  laws,  our  business  is not subject to government regulation.  Because most of our telemarketing is targeted to other businesses,  we do not believe that the "Do Not Call"  legislation,  if ultimately  implemented,  will have any significant  effect on us. Also, because the  percentage  of sales we make via the  Internet is so low, we do not believe that legislation taxing Internet sales or otherwise regulating them would have a material adverse impact on our business.

Employees

We employ 8 full time employees.

                        Item 2. DESCRIPTION OF PROPERTY

Our principal offices are located at 303 San Mateo NE, Suite 104A,  Albuquerque,
New Mexico  87108.  The premises are leased and the condition of the premises is good. The original lease was for a term of 3 years.  Upon the expiration of that lease in  December  2001,  we began to lease the  premises  on a  month-to-month basis. The rent is $3,000 per month.

We lease  additional  office and warehouse  space located at 142 Truman  Street,
Albuquerque,  New Mexico.  The term of the lease is 4 years,  and  monthly  rent starts at $2,000 per month,  escalating over the term of the lease to $5,000 per month.  Through July 2003 we shared this space with a sub-tenant.  We anticipate that we will continue to sub-let a portion of these premises.

Both the building in which our  principal  office is located and the building in which the additional office and warehouse space is located are owned by entities controlled by our President and Chief Executive Officer, George Lovato, Jr.

Until April 30, 2002 Corporate Media Group, Inc. occupied  approximately  45,000 square feet of warehouse,  office and manufacturing  space located at 142 Lupton
Lane,  Cleveland,  Tennessee,  which it rented from Richard Durand,  a member of
Corporate  Media  Group,  Inc.'s board of  directors.  The monthly rent for this facility was $23,000.00. The facility has been returned to Mr. Durand.

                            Item 3. LEGAL PROCEEDINGS

Corporate  Media Group,  Inc. and Susan  Durand,  a director of Corporate  Media
Group,  Inc., are  co-defendants  in a suit filed by First Tennessee Bank in the
Circuit Court of Bradley County,  Tennessee, as Civil Action No. V-02-450. First
Tennessee  Bank sought  damages of $38,900.  The case was settled in August 2002 for the sum of $28,668.  Of this amount,  $5,668 was paid on the settlement date and the  remaining  $23,000  was  payable in 12 equal  monthly  installments  of
$1,916.66.  These  payments began on October 1, 2002 and were paid as scheduled.
No further payments are due.

Americana  Publishing,  Inc.  and  Corporate  Media  Group,  Inc.  were named as co-defendants in an action titled  Eva-Tone,  Inc. vs. Corporate Media Group,
Inc. and Americana Publishing, Inc. which was filed on April 20, 2002 in the
Circuit  Court of  Bradley  County,  Tennessee  as Civil  Action  No.  V-02-378.
Eva-Tone, Inc. is seeking to recover damages of $26,350.00. On February 18, 2003 an order was entered dismissing us from the action but permitting Eva-tone, Inc.
to proceed against Corporate Media Group, Inc. We were dismissed from the action because the court determined that we were not a proper party to it.

In December 2002 we filed an action  against  Richard Durand and Susan Durand in the  District  Court of  Bernalillo  County,  New  Mexico,  alleging  fraud  and misrepresentation with respect to the value of certain assets of Corporate Media
Group,  Inc.  transferred  to us. We are seeking the return of 624,000 shares of common  stock  that were  transferred  to  Richard  Durand  and Susan  Durand as consideration  for our  purchase of the  outstanding  stock of  Corporate  Media
Group, Inc. We are also seeking judgment against Richard Durand and Susan Durand for $612,000 in damages.

We were sued in 2002 by a former  employee in an action titled Timothy A. Braun,
Plaintiff vs. Americana  Publishing,  Inc.,  Defendant,  No. CT 02-013538.  This
action was filed in the District Court, County of Hennepin,  State of Minnesota,
Fourth  Judicial  District.  Mr. Braun  alleged that we breached his  employment agreement.  He sought $50,000 in cash and 500,000 shares of our common stock. We settled the action in January 2003 by  transferring  to Mr. Braun 200,000 shares of our  common  stock and  agreeing  to pay him the sum of  $15,750  in  monthly installments of $2,500. All the installments have been paid.

Corporate Media Group,  Inc., was a defendant in a lawsuit filed in June 1997 by
Cinram,  Inc. in the U.S.  District Court for the Southern  District of Indiana,
Indianapolis  District.  In July 2001 Corporate Media Group, Inc. entered into a settlement agreement and stipulated judgment with Cinram, Inc. for the amount of
$245,000.  Due to a default by  Corporate  Media Group,  Inc. of its  settlement agreement  with Cinram,  Inc.,  Cinram,  Inc. had the judgment  entered in April
2002. Pursuant to the judgment,  Cinram, Inc. seized approximately $100,000 from
Corporate  Media  Group,  Inc.   Corporate  Media  Group,  Inc.  currently  owes
approximately $145,000 to Cinram, Inc. in connection with this judgment.

On August 5, 2003  Corporate  Media Group,  Inc.  filed a petition in the United
States  Bankruptcy  Court for the Eastern  District of  Tennessee,  Southern and
Winchester Divisions, in Chattanooga Tennessee.  The petition seeks relief under
Chapter 7 of the United States Bankruptcy Code.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters  put to the  security  holders  for a vote during the last quarter of 2002.

                                 Part II

                    Item 5. MARKET FOR AMERICANA COMMON STOCK
                         AND RELATED SHAREHOLDER MATTERS

Our  common  stock  began  trading  on the  over-the-counter  bulletin  board on
November 8, 1999. Our ticker symbol is APBH. The following table  represents the closing  high and low bid  information  of sales of our common  stock during the last two fiscal years.  The  quotations  reflect  inter-dealer  prices,  without
retail   mark-up,   mark-down  or  commission  and  may  not  represent   actual
transactions. The market for our common stock is sporadic.

2002                                 High                   Low
First Quarter                       $0.25                  $0.13
Second Quarter                      $0.52                  $0.09
Third Quarter                       $0.09                  $0.05
Fourth Quarter                      $0.12                  $0.03

2001

First Quarter                       $0.63                  $0.28
Second Quarter                      $0.50                  $0.22
Third Quarter                       $0.55                  $0.32
Fourth Quarter                      $0.54                  $0.18

There were approximately 148 holders of common stock as of December 31, 2002. We have not paid any  dividends  in the past and  currently we have no plans to pay dividends in the foreseeable future.

Equity Compensation Plan Information

In June  2000  our  Board  of  Directors  adopted,  and on  March  24,  2001 our shareholders  approved,  the Americana  Publishing  Inc. 2000 Stock Purchase and
Option  Plan.  We reserved  5,000,000  shares of our common  stock for  issuance pursuant to this Plan.  Pursuant to this plan,  awards may be granted to our key employees, officers and consultants.

The following chart gives aggregate information regarding grants under this plan as of December 31, 2002.

   Plan Category     Number of Securities to be   Weighted-averaged exercise      Number of securities
                     issued upon exercise of      price of outstanding options,   remaining
                     outstanding options,         warrants and rights             under equity
                     warrants and rights                                          compensation plans
                                                                                 (excluding securities
                                                                                  reflected in
                                                                                  first column)
-----------------------------------------------------------------------------------------------------------------

Equity Compensation
plan approved by
security holders        2,350,000                      $0.24                           2,650,000

Equity Compensation
plan not approved by
security holders             0                           N/A                                 0

On May 16, 2003 our Board of Directors  adopted the  Americana  Publishing  Inc.
2003 Equity Incentive Plan. This plan has not been approved by our shareholders.
We reserved  20,000,000 shares of our common stock for issuance pursuant to this plan.  Pursuant to this plan,  awards may be granted to our employees,  officers and directors as well as to consultants,  independent  contractors and advisors, provided  that such  consultants,  contractors  and  advisors  render  bona fide services  not  in  connection  with  the  offer  and  sale  of  securities  in a capital-raising transaction.

Recent Sales of Unregistered Securities

In March 2002,  we entered into an  agreement  with Karim  Amiryani,  Douglas W.
Jordan,  Douglas W. Jordan Defined  Benefit  Pension Plan,  Norman Ross, Tel Pro
Marketing,  Stranco  Investments  and  Vestcom to  purchase  from us $140,000 in
principal  amount  of  10%  convertible  debentures.   Subsequently,  these  10%
convertible debentures were cancelled and 12% senior convertible debentures were substituted therefor.

As of April 1, 2002 we signed a securities  purchase agreement with BG Holdings,
LLC,  referred to in this  discussion as BG Holdings,  and Gulf Coast  Advisors,
Ltd.,  referred to in this discussion as Gulf Coast.  Pursuant to the agreement,
BG  Holdings  and Gulf Coast  agreed to  purchase  an  aggregate  of $200,000 in principal amount of our 12% senior secured convertible debentures, which were to mature on April 1, 2003.  Together  with such  debentures,  BG Holdings and Gulf
Coast were also issued Class A warrants and Class B warrants. The first $100,000 in aggregate principal amount of our 12% senior secured convertible  debentures, from which we received  net  proceeds of $80,000,  was issued to BG Holdings and
Gulf Coast upon  execution  of the  securities  purchase  agreement.  The second
$100,000 in aggregate  principal  amount of our 12% senior  secured  convertible
debentures   were  to  be  issued  to  BG  Holdings  and  Gulf  Coast  upon  the effectiveness  of a registration  statement  covering shares of our common stock issuable upon the  conversion of the debentures and upon exercise of the Class A
Warrants and the Class B Warrants.  We filed an SB-2  registration  statement on
July 16, 2002 (SEC file number  333-92422).  The registration  statement has not been declared effective.

The  debentures  were to  bear  interest  at the  annual  rate  of 12%,  payable quarterly in cash or in shares of our common  stock,  at the  discretion  of the holders. If the holders elected to receive interest in the form of common stock, the  number  of shares of  common  stock to be  received  was to be based on the amount of the interest payment,  including penalty interest,  if any, divided by the  conversion  price,  which was $0.0615,  based on a closing date of April 1,
2002. In the event we failed to pay any quarterly  interest  payment on the date such  payment  was due,  the  interest  payable on the  principal  amount of the debentures and on all accrued and unpaid  interest would increase to 18%, or the penalty interest rate, until all accrued  interest,  including penalty interest, was paid in full.

We had the right to redeem, upon 180 calendar days' notice to the holders,  each of the debentures prior to maturity at 140% of the outstanding  principal amount of the  debentures,  in  addition  to any unpaid  interest  and any  default and penalty payments due.

BG Holdings and Gulf Coast had the right to  immediately  convert the debentures into shares of our common stock.  The  conversion  price for the  debentures was equal to 50% of the lesser of the average of the three lowest closing bid prices per share for our common stock, as reported on the  over-the-counter  electronic bulletin  board,  or such other  public  market  that our common  stock was then traded on,  during  either the 30 trading days prior to the  closing,  or the 30 trading  days  prior  to the  date  of  conversion  of all  or any  part  of the debentures.  The conversion price was $0.0615,  based on a closing date of April
1, 2002.

The Class A  warrants  issued to BG  Holdings  and Gulf  Coast  pursuant  to the securities  purchase  agreement  had a term that  expired on April 1, 2009.  The
Class A warrants  were  exercisable  into an amount of our common stock that was equal to the quotient of the principal  amount of each debenture  divided by its conversion price. BG Holdings and Gulf Coast had sole discretion with respect to when and if they chose to exercise any of these  warrants  prior to  expiration.
The  exercise  price of the Class A warrants was to be an amount equal to 50% of the lesser of the average of the lowest  three  closing bid prices of our common stock as  reported by the  over-the-counter  electronic  bulletin  board or such other  exchange  where our common stock was then  trading  during the 30 trading days prior to closing,  or the 30 trading days immediately  prior to the date or dates all or any portion of the warrants  were  exercised.  The Class A warrants contained a cashless exercise feature, allowing the holders to surrender Class A warrants in payment of the exercise price for other Class A warrants.

The Class B  warrants  issued to BG  Holdings  and Gulf  Coast  pursuant  to the securities  purchase  agreement  had a term that  expired  two  years  after the effective  date of the  registration  statement  registering  the  common  stock issuable upon exercise of such warrants.  The Class B warrants were  exercisable into an amount of our  common  stock  equal to five  times the  quotient  of the principal amount of each debenture  divided by its conversion price. BG Holdings and Gulf  Coast had sole  discretion  with  respect to when and if they chose to exercise any of these warrants prior to expiration. The purchase price under the
Class B warrants  was to be an amount equal to the lesser of 105% of the average of the lowest  three  closing bid prices of our common  stock as reported by the over-the-counter  bulletin  board or such other  exchange where our common stock was then  trading  during the 30 trading  days prior to  closing,  or 50% of the average of the lowest  three  closing bid prices of our common stock as reported by the  over-the-counter  electronic bulletin board or such other exchange where our common stock was trading during the 30 trading days immediately prior to the date or dates all or any portion of the  warrants  were  exercised.  The Class B warrants did not contain a cashless exercise feature.

In April 2002 the debentures and warrants were delivered to BG Holdings and Gulf
Coast and $80,000 in net proceeds was transferred to us.

The  securities  issued  in these  two  offerings  were  issued  pursuant  to an exemption provided by Rule 506 of Regulation D of the Securities Act of 1933.

On June 15, 2003 a  restructuring  agreement was entered into between  Advantage
Fund, LLC and all of the investors who held our 12% debentures.  Pursuant to the restructuring agreement,

(i)  the shares that had been issued to Gulf Coast and BG Holdings were returned to treasury;

(ii) Advantage Fund LLC and its designees  exercised the Class A Warrants and we issued to them a total of 22,142,847 shares of our restricted common stock.
     The sales of these  securities were made pursuant to an exemption  provided by Section 4(2) of the Securities Act of 1933;

(iii) the Class B Warrants were retired;

(iv) the principal amount of the debentures was increased to $337,195;

(v)  the  interest  rate  of the  debentures  was  reduced  to 6%  and  is  paid quarterly; and

(vi) the due date of the debentures was extended until June 15, 2005.

Payment of the  debentures is secured by our assets.  Holders of the  debentures may choose to accept  shares of our  common  stock in lieu of cash in payment of the principle amount and any interest  accrued thereon.  If all of the debenture holders  demanded that  principle and interest be paid with shares of our common stock,  we would issue a number of shares of common stock equal to the amount of principle and interest owed divided by the "Conversion Price",  which is defined in the  debenture  as an amount  equal to the lesser of the average of the three lowest  closing  bid prices per share for the common  stock,  as reported on the over-the-counter electronic bulletin board, or such other public market that the common stock is then traded, during either: (i) the 30 trading days prior to the closing of the sale of the debentures;  or (ii) the 30 trading days prior to the date of conversion. The average of the three lowest closing bid prices per share for the common  stock on the date of closing  was $0.02.  Therefore,  if all the principle  and interest  owed  pursuant to the  debentures  was paid with common stock,  the number of shares of common stock we would be required to issue would be 22,510,600 shares.

Based on the forgoing, we intend to withdraw the registration statement we filed on July 16, 2002.

During the 2002 fiscal year,  13,965,601  shares of our common stock were issued to the following individuals:

o    1 million shares were issued to our Chief Executive  Officer and President,
     George Lovato;

o    500,000 shares were issued to our Chief Financial Officer, Don White;

o    500,000  shares were issued to Dr. David  Poling,  a member of our Board of
     Directors;

o    1,077,000 shares were issued to various employees; and

o    10,888,601 shares were issued to various consultants.

All of this stock was issued in lieu of cash  compensation for services rendered or as a bonus for extraordinary  services rendered.  The common stock was issued at an average price of $0.27 per share to employees,  officers and directors for total services  valued at $274,586 and to consultants  for total services valued at $992,055.  These  transactions were made pursuant to an exemption provided by
Section 4(2) of the Securities Act of 1933.

During  January  2002 we  conducted a private  offering  of our common  stock to accredited  investors.  We sold 261,666 shares at a value of $0.15 per share for total  proceeds of $39,249.90.  This  transaction  was exempt from  registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

In February 2002 we sold 1,000,000 shares of our common stock, having a value of
$0.10 per share, to Anthony Broy, an accredited  investor,  for a purchase price of $100,000.  This transaction was exempt from registration  pursuant to section
4(2) of the Securities Act of 1933.

On April 1, 2002 we issued 250,000 shares of our common stock,  valued at $0.027 per share,  to Jerome  Ruther for the  purchase of  inventory  and master  tapes produced by Sunset  Productions,  Inc. and subsequently  acquired by Mr. Ruther.
The  inventory  and master tapes were valued at $67,500.  This  transaction  was entered  into in  reliance  on an  exemption  provided  by  Section  4(2) of the
Securities Act of 1933.

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

GENERAL

We were incorporated in Colorado in April 1997. We are a multi-media  publishing company. Our primary business is the publication and sale of audio books, but we also offer print books and electronic  books. Thus far, all of our revenues have been earned from the sale of audio books.

In July 2001 we acquired Corporate Media Group, Inc. in an attempt to vertically integrate  our  reproduction  and  duplication  activities as they relate to our audio book operation. The consideration for the acquisition consisted of 772,000 shares of our common  stock that we issued to Richard and Susan Durand and other key  employees.  Additionally,  we issued  245,827  shares of our common  stock, valued  at  approximately  $98,328  or $0.40  per  share,  to two  creditors  of
Corporate  Media Group,  Inc., in payment of existing  debt.  After we made this acquisition,  we  raised  $150,000  through  the sale of our  common  stock in a private placement,  borrowed $385,000 from officers and directors and engaged in two separate convertible debenture transactions that yielded $240,000.  Over 70%
of these  funds were  contributed  to  Corporate  Media  Group,  Inc. as working capital to  supplement  the  purchase of raw  materials  for ongoing  orders and payroll.  We discontinued the operations of Corporate Media Group, Inc. in April
2002. This action was taken due to a lack of working capital,  part of which was to be generated by refinancing  certain  equipment  belonging to Corporate Media
Group,  Inc. The value of this equipment was insufficient to support an adequate loan to value ratio for lending purposes. Furthermore, due to a decline in sales that we believe was due  partially  as a result of a decline in quality  control and  partially  as a result of the  terrorist  attacks of  September  11,  2001,
Corporate Media Group,  Inc. was unable to support either increased debt service or its general day-to-day operating expenses.

We currently have limited  internal and external  sources of liquidity.  At this time, aside from what we will spend on the production of audio masters,  we have made no  material  commitment  for capital  expenditures.  During the year ended
December 31, 2002, we spent  approximately  $79,606 for the  production of audio masters.  During  the  2003  fiscal  year,  we  anticipate  that we  will  spend approximately  $110,000 on audio masters,  and that they will represent our only capital  expenditure.  This  increase  is due to the  increase  in the number of titles we have available.

Other than the  general  decline in the  economy  of the  United  States,  which affects the discretionary spending of consumers,  and the uncertainty related to whether or not we will be able to raise  working  capital when we need it, we do not know of any  trends,  events or  uncertainties  that are  expected to have a material impact on our net sales and income from continuing operations. Sales of our books are not seasonal in nature,  although we may experience an increase in sales during the year-end holidays.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Our revenues from  operations for the year ended December 31, 2002 were $640,848 as compared to revenues of $259,680 for the year ended  December  31,  2001,  an increase of 246%.  Revenues increased due to our acquisition of the inventory of
Sunset Productions, Inc., which increased the titles we made available for sale, and the  increased  sales of our audio books that resulted from the placement of our products in truck stops.

Our gross  profit from  operations  for the fiscal year ended  December 31, 2002 increased to $537,328 as compared to $197,635 for the fiscal year ended December
31, 2001. Our gross margin  percent  increased to 83.8% in fiscal year 2002 from
76.1% in fiscal year 2001.  The  increase in gross  profit  from  operations  is attributable  to our increased  sales while the increase in gross margin percent is  attributable  to  increased  volume  in unit  sales  which  resulted  from a reduction of the per unit costs of our products.

Selling, general and administrative costs decreased by $1,142,641, to $2,159,139 for the year ended  December  31, 2002 as compared  to  $3,301,780  for the year ended December 31, 2001, a 34% decrease. This decrease is primarily attributable to a  reduction  in the  amount of stock  compensation  granted  in lieu of cash compensation to officers, directors and consultants and to the fact that we used fewer  consultants  during  the  year  ended  December  31,  2002.  General  and administrative  expenses consist  primarily of salaries and related expenses for executive,  finance and other administrative  personnel,  recruitment  expenses, professional fees and other corporate expenses, including business development.

Interest expense increased during the year ended December 31, 2002 by $33,640 to
$61,804 as compared to $28,164 for the year ended December 31, 2001, an increase of 119%. The additional interest expense during the year ended December 31, 2002 was incurred as a result of our decision to factor our accounts  receivable  and also due to our  decision  to pay  part of the  interest  expense  that had been incurred by Corporate Media Group, Inc. to First Tennessee Bank.

Our  total  loss  from   operations   (before  taking  into  account  loss  from
discontinued  operations) was $1,724,162 for the year ended December 31, 2002 as compared to a loss from operations of $3,425,095 for the year ended December 31,
2001, a decrease of  $1,700,933.  The decrease in net loss from  operations  was primarily attributable to increased sales and reduced wage and salary expense.

Loss from  discontinued  operations was $829,552 for the year ended December 31,
2002 as compared to a loss from  discontinued  operations of $1,937,270  for the year ended December 31, 2001. The loss from discontinued  operations declined in the year ended  December 31, 2002 because  Corporate  Media Group,  Inc.  ceased operations in April 2002.

Our net loss for the year ended  December 31, 2002 was $2,615,518 as compared to
$5,775,333  in net loss for the year ended  December 31, 2001.  The reduction in net loss came as a result of the termination of Corporate  Media Group,  Inc. as an operating  entity in April 2002, our increased  sales, and a reduction in our wage and  salary  expenses  that  resulted  from a  reduction  in the  number of consultants  we employed  during the fiscal year ended December 31, 2002 and the reduction in the number of our employees due to the termination of operations by
Corporate Media Group, Inc.

GOING CONCERN

Our financial  statements  have been prepared on a going  concern  basis,  which contemplates  the  realization of assets and the  satisfaction of liabilities in the normal  course of  business.  During the years ended  December  31, 2002 and
2001,  we  incurred  losses  of  $2,615,518  and  $5,775,333,  respectively.  In addition,  as of December 31, 2002, our total current  liabilities  exceeded our
total  current  assets  by  $2,793,597,   and  our  shareholders'   deficit  was
$2,519,083.  These  factors,  among others,  raise  substantial  doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At December  31, 2002 we had no cash or cash  equivalents  on hand.  Our primary source of cash during the year ended  December  31, 2002  consisted of loans and proceeds  raised  from the sale of our  securities.  All of our assets have been pledged to two creditors. At December 31, 2002 we had a net loss from continuing operations of $1,785,966.

Net cash used in operating  activities  during the year ended  December 31, 2002 was  $407,614 as compared to $815,874 of net cash used in  operating  activities during  the year  ended  December  31,  2001,  a decrease  of  $408,260  that is primarily  attributable  to  our  decision  to  discontinue  the  operations  of
Corporate Media Group,  Inc. The primary use of cash for the year ended December
31,  2002   consisted  of  $816,589   and  $274,586  in  common  stock   issued,
respectively,  to outside  consultants and to executive  officers and members of the Board of Directors for services rendered.  We also experienced  increases in factor  payables to $167,551,  in accounts  payable to $186,133,  and in accrued expenses to $104,576.  These increases  resulted  primarily from the addition of
200  titles to our  inventory,  which  increased  our  sales,  and to  increased production  costs for  development of new titles.  These expenses were offset by increases in accounts receivable of $271,611 and in inventory of $26,904,  which resulted  from the 200  additional  titles  we  acquired  and the new  titles we produced during the year ended December 31, 2002. We expect that the increase in our revenues,  together with the  termination of Corporate  Media Group,  Inc.'s operations, will improve our cash flow.

Net cash  used in  investing  activities  totaled  $28,981  for the  year  ended
December 31, 2002 as compared to net cash  provided by investing  activities  in the amount of $18,266 for the year ended  December 31,  2001.  Cash was used for the  purchase  of audio tape and CD stock for master  recordings  and for studio time and voice talent during the fiscal year ended December 31, 2002. During the year ended  December  31,  2001,  cash in the amount of $11,734 was used for the purchase of property and equipment  while cash was provided by a certificate  of deposit in the amount of $30,000.

Net cash provided by financing  activities  totaled  $585,770 for the year ended
December  31,  2002 as compared to net cash  provided  by  financing  activities totaling  $502,506 for the year ended  December 31, 2001.  Net cash  provided by financing  activities  during the year ended  December  31,  2002  consisted  of proceeds from notes payable in the amount of $130,615 and proceeds from the sale of our securities totaling $303,988.

During  the year ended  December  31,  2002,  we also paid  $61,805 in  interest expense relating to obligations of our subsidiary, Corporate Media Group, Inc.

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

During  the next 12 months we will  finance  our  operations  primarily  through revenues from sales of our products although, if our revenues are inadequate, we will be required to seek  additional  funds through  sales of our  securities or from related party loans. We currently have no commitments for future financing, and we cannot guarantee that we will be successful in raising additional capital when we need it. If we need money for our  operations  but we are not successful in  generating  sufficient  revenues,  raising  money  through  the  sale of our securities or borrowing money, we may be required to significantly  curtail,  or to cease, our operations.

We plan to increase  revenues by continuing to acquire new titles and by looking for niche  markets for our products.  We recently  began placing our products in truck stops  throughout  the United  States.  We may also develop other types of products that are attractive to purchasers in the truck stop market.

During 2002, we entered into an asset based line of credit  factoring  agreement with  Langsam  Borenstein  Partnership.  Pursuant  to  this  agreement,  we sell selected  accounts  receivable  to Langsam  Borenstein  Partnership  in the face amount of no less than $5,000 per month. Langsam Borenstein  Partnership charges a varying  commission  on each  invoice  sold,  depending  on the number of days payment is  outstanding.  The commission may vary from 4% to 10%. This agreement has no set term and may be cancelled by either party on notice to the other.  As part of this transaction,  we granted to Langsam  Borenstein a security interest in our assets, including our receivables.  This security interest is subordinate to  the  security  interest  granted  to  the  holders  of  our  6%  Convertible
Debentures.

In September,  October and November 2001 our director,  Jerome Ruther, loaned us
$100,000, $100,000 and $100,000, respectively. Each loan accrues interest at the rate of 30% per year. Interest is to be paid monthly and principle is to be paid one year from the date of the loan. This obligation is currently in default,  as no payments of principle or interest have been paid toward this  obligation.  To date, no demand for payment or attempt to collect this  obligation has been made by Mr.  Ruther.  Payment of each of these  obligations  is secured  with 500,000 shares of our common stock.

In December 2001 our Chief Financial Officer and director,  Don White, loaned us
$10,000.  The loan accrues interest at the rate of 30% per year.  Interest is to be paid monthly and  principle is to be paid one year from the date of the loan.
This obligation is currently in default, as no payments of principle or interest have been paid toward this obligation. To date, no demand for payment or attempt to  collect  this  obligation  has  been  made  by Mr.  White.  Payment  of this obligation is secured with 100,000 shares of our common stock.

A shareholder loaned us $50,000,  $2,500 and $25,000 in September 2002, November
2002 and December 2002, respectively.  Each loan accrues interest at the rate of
30% per year.  Interest is to be paid monthly and  principle is to be paid three years from the date of the loan.  We are making the  monthly  interest  payments toward these obligations as scheduled.

In March 2002,  we entered into an  agreement  with Karim  Amiryani,  Douglas W.
Jordan,  Douglas W. Jordan Defined  Benefit  Pension Plan,  Norman Ross, Tel Pro
Marketing,  Stranco  Investments  and  Vestcom to  purchase  from us $140,000 in
principal  amount  of  10%  convertible  debentures.   Subsequently,  these  10%
convertible debentures were cancelled and 12% senior convertible debentures were substituted therefor.  These debentures,  along with the debentures we issued on
April 1, 2002,  were  restructured  pursuant to the  agreement  described in the section below titled "Subsequent Events".

On April 1, 2002,  we signed a securities  purchase  agreement  with a number of investors who agreed to purchase an aggregate of $200,000 in principal amount of our 12% senior  secured  convertible  debentures,  which were to mature on April
2003.  Together with such  debentures,  the  investors  were also issued Class A warrants and Class B warrants. This agreement was restructured on June 15, 2003, as described in the section below titled  "Subsequent  Events".  Pursuant to the restructuring agreement, the principal amount of the debentures was increased to
$337,195,  the  interest  rate of the  debentures  was reduced to 6% and is paid quarterly and the due date of the  debentures  was extended until June 15, 2005.
Payment of the debentures is secured by our assets.

As of April 30, 2002, the date that its operations were closed,  our subsidiary,
Corporate  Media Group,  Inc.,  had  outstanding  obligations  of  approximately
$3,600,000.  These obligations included a $600,000 line of credit with Volunteer
National  Bank and  various  capital  lease  agreements.  The line of credit was secured by all of Corporate Media Group, Inc.'s inventory,  furniture, fixtures, equipment and other assets and the capital  leases were secured by the equipment being leased. Corporate Media Group, Inc. defaulted on all of these obligations, resulting in foreclosure actions by its secured creditors.  At the time it filed a petition in bankruptcy,  Corporate  Media Group,  Inc. had over 100 creditors.
Below is a table listing those creditors of Corporate Media Group, Inc. that had claims in excess of $10,000:

Name of Vendor and Obligation                             Amount Owed

Accountemps (Temporary Labor)                              $  12,671
Ambrose Printing Co. (Printing and distribution)              63,464
Americana Publishing, Inc. (Legal claim)                     610,051
American Multimedia, Inc. (Merchandise)                       70,795
American Recordable Media (Services)                          17,814
AMI Pro Sound & Video, Inc.(Video reproduction)               19,170
Blair Industries, Inc. (Merchandise)                          18,354
Callahan Packaging & Fulfillment (Product assembly)           22,063
Caterpillar Financial Services (Equipment lease)              17,340
Challenge Printing, Inc. (Printing)                           47,424
Cinram, Inc. (Distribution)                                  137,496
Citibank Gold Aadvantage (Merchandise/Loan)                   23,774
Colour Works (Distribution)                                   10,477
Deutsche Financial Services (Equipment lease)                 86,455
Disc Graphics Inc. (Duplication services)                     27,630
DBX Video Tapes, Inc. (Duplication services)                 836,083
DBX Videotapes of Georgia LLC (Duplication services)          62,611
Eva-Tone, Inc. (Printing services)                            31,350
First USA Bank, NA (Merchandise)                              27,897
First Volunteer Bank (Loan)                                  201,249
L & M Optial Disc, LLC (Disk production)                     164,057
LG Electronics, Inc. (Services)                               19,969
Maureen Hensley Packaging Design (Services)                   10,087
Mellex International Corp. (Services)                         27,026
Old Dominion Freight Lines (Freight costs)                    11,495
Richard and Susan Durand (Real property lease)               250,000
Sony Disc Manufacturing (Merchandise)                         43,639
Sony Financial (Equipment Lease)                             243,687
Symmetry Group, Inc. (Video tapes)                           115,686
T.A.P.E. (Services)                                           14,361
United Parcel Service (Freight charges)                       40,471
US Bancorp Card Services, Inc. (Merchandise)                  31,409
Vaughn Associates (Video tapes)                               29,909
WEA Manufacturing (Merchandise)                               76,198
Yellow Freight Systems, Inc. (Freight)                        28,168

SUBSEQUENT EVENTS

On June 15, 2003 a  restructuring  agreement was entered into between  Advantage
Fund,  LLC and the investors who had purchased our 12%  debentures.  Pursuant to the restructuring agreement,

(i)  certain  shares  that had been  issued  in  conjunction  with the  original transaction were returned to treasury;

(ii) Advantage Fund LLC and its designees  exercised the Class A Warrants and we issued to them a total of 22,142,847 shares of our restricted common stock;

(iii) the Class B Warrants were retired;

(iv) the principal amount of the debentures was increased to $337,195;

(v)  the interest rate of the debentures was reduced to 6%; and

(vi) the due date of the debentures was extended until June 15, 2005.

Payment of the debentures is secured by our assets.

On August 2, 2003 Corporate Media Group,  Inc., our subsidiary  filed for relief under  Chapter 7 of Title 11,  United  States  Bankruptcy  Code for the  Eastern
District of Tennessee, Case No. 03-15217.

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

In April of 2002, the FASB issued SFAS No. 145,  "Rescission of FASB  Statements
No.  4,  44,  and  64,  Amendments  of  FASB  statement  No.  13  and  Technical
Corrections."  This Statement rescinds FSAB Statement No. 4, Reporting Gains and
Losses from  Extinguishment  of Debt, and an amendment of that  Statement,  FASB
Statement  No.  64,   Extinguishments  of  Debt  Made  to  Satisfy  Sinking-Fund
Requirements. This Statement also rescinds FSAB Statement No. 44, Accounting for
Intangible  Assets or Motor Carriers.  This Statement  amends FASB Statement No.
13,  Accounting for Leases,  to eliminate an inconsistency  between the required accounting  for  sale-leaseback  transactions  and the required  accounting  for certain  lease  modifications  that have  economic  effects  that are similar to
sale-leaseback   transactions.   This   Statement  also  amends  other  existing
authoritative  pronouncements  to make various  technical  corrections,  clarify meanings, or describe their applicability under changed conditions.  The Company does not expect adoption of SFAS No. 145 to have a material  impact,  if any, on its financial position or results of operation.

In  August  of 2002,  the  FASB  issued  SFAS No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs  associated with exit or disposal  activities and  nullifies  Emerging  Issues Task Force (EITF)  Issue No.  94-3,  "Liability
Recognition for Certain Employee Termination Benefits and other Costs to Exit an
Activity  (Including  Certain Costs Incurred in a  Restructuring)."  The Company
does not expect adoption of SFAS No. 146 to have a material  impact,  if any, on its financial position or results of operation.

In October of 2002,  the FASB  issued  SFAS No.  147,  "Acquisitions  of Certain
Financial  Institutions - an Amendment of FASB Statement No. 72 and 144 and FASB
Interpretation  No.  9".  Except for  transactions  between  two or more  mutual enterprises,  this Statement removes acquisitions of financial institutions from the scope of both  Statement 72 and  Interpretation  9 and  requires  that those transactions  be  accounted  for in  accordance  with FASB  Statements  No. 141,
Business Combinations,  and No. 142, Goodwill and Other Intangible Assets. Thus,
the  requirement in paragraph 5 of Statement 72 to recognize  (and  subsequently amortize)  any excess of the fair  value of  liabilities  assumed  over the fair
value  of  tangible  and   identifiable   intangible   assets   acquired  as  an
unidentifiable  intangible  asset no longer applies to  acquisitions  within the scope of this Statement.  In addition,  this Statement amends FASB Statement No.
144,  Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope  long-term  customer-relationship  intangible  assets of  financial institutions such as depositor- and borrower-relationship  intangible assets and credit cardholder intangible assets.  Consequently,  those intangible assets are subject to the same  undiscounted cash flow  recoverability  test and impairment loss  recognition  and  measurement  provisions  that Statement 144 requires for other  long-lived  assets that are held and used.  The  Company  does not expect adoption of SFAS No. 147 to have a material  impact,  if any,  on its  financial position or results of operation.

In December of 2002, the FASB issued SFAS No. 148,  "Accounting  for Stock Based
Compensation-Transition  and  Disclosure - an amendment  of FASB  Statement  No.
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
does not expect adoption of SFAS No. 148 to have a material  impact,  if any, on its financial position or results of operation.

Factors Affecting Business, Operating Results and Financial Condition

An investment in our securities is very  speculative  and involves a high degree of risk. You should  carefully  consider the following risk factors,  along with the other matters  referred to in this Annual  Report,  before you decide to buy our  securities.  If you  decide to buy our  securities,  you  should be able to afford a complete loss of your investment.

Our  independent  certified  public  accountants  have stated that our recurring losses from operations and our accumulated deficit raise substantial doubt about our  ability to continue as a going  concern.  We expect to incur  losses in the future and may not become profitable.  If you purchase our common stock or other securities, your investment may become worthless.

The report of our independent  certified public  accountant,  Philip H. Salchli,
CPA,  that  covers our  December  31,  2002  consolidated  financial  statements contains a statement  regarding our current losses from  operations and the fact that our total current liabilities exceed our total current assets, which raises substantial  doubt  as to our  ability  to  continue  as a  going  concern.  Our consolidated  financial  statements  do not include any  adjustments  that might result from the outcome of that uncertainty. We will need to raise more money to finance our  operations.  We may not be able to obtain  additional  financing at all, or on acceptable  terms.  Any failure to raise  additional  financing  will likely place us in significant financial jeopardy, may disrupt our operations or may force us to seek protection under the bankruptcy laws.

Despite the recent growth in our sales revenues, we cannot assure you that these trends will continue or that we will ever become profitable. If we do not become profitable, the value of our common stock and other securities may decline.

We have incurred  significant  losses since our inception.  Our net loss for the year ended December 31, 2002 was $2,615,518,  and our accumulated  deficit as of
December 31, 2002 was $2,489,083.  We expect our operating losses to continue as we engage in the development and expansion of our product lines.

We rely on sales  from our key  product,  audio  books,  from  which  all of our revenues were derived in the year ended  December 31, 2002.  Our product line is not diversified. If we were to lose three or more of our major distributors,  it would have a material adverse effect on our revenues and operating results.

All of our revenues are derived  from sales of our audio  books.  Our  financial performance remains dependent on this product. While we are not dependent on any single  distributor,  if we were to lose three or more of these  distributors it would have a material  adverse  impact on our  revenues and  operating  results.

We depend on certain key employees,  the loss of whom could adversely affect our business.

We depend  heavily upon the services of our executive  officers,  George Lovato,
Jr. and Don  White.  We do not have key person  life  insurance  on the lives of these individuals. While we may hire additional qualified individuals to work in various  capacities,  the loss of the services of Mr. Lovato and Mr. White would disrupt our operations and our business would be harmed.

In the event of their  departure  or a change in control,  certain  officers are entitled to receive severance payments that could impede our ability to effect a merger or other change in control.

Our employment  agreements  with Messrs.  Lovato and White provide for severance payments of $250,000  each in the event the  agreements  are  terminated  by our company for each of Messrs. Lovato and White, and severance payments of $500,000 each in the event of,  among other  things,  a change of control of our company, including by a merger or asset sale. In light of our financial condition,  these agreements  may preclude us from  consummating  a merger or similar  transaction with another entity or from effecting a change of control of our company.

Our market is highly competitive and we may not be able to compete successfully.
If we cannot compete successfully, our securities may become worthless.

The  market in which we  participate  is highly  competitive.  We  believe  that hundreds of companies produce and distribute products similar to ours. Important
competitive   factors  in  this  market  include  price,   product  quality  and
performance,   diversity  of  offerings,  and  customer  service.  Many  of  our competitors possess greater financial  resources,  wider brand name recognition, broader  distribution  networks and other resources and characteristics that may give them a competitive advantage. We may not be able to compete successfully in our market. If we cannot compete successfully in our market, our common stock or other securities may become valueless.

We are dependent on intellectual  property that we may not be able to adequately protect.  Additionally,  third  parties  may allege  that we  infringe  on their intellectual property. If we were to become involved in litigation,  it would be costly and would divert  management's  attention  from our business  operations.
This  could  have an  adverse  effect  on our  business  and on the value of our securities.

We rely on copyright  laws to protect our  proprietary  rights in our  products.
However,  we cannot  assure you that these laws will be  adequate to protect our proprietary rights. In addition,  our intellectual property may not be protected
outside  the  United   States.   Furthermore,   although  we  believe  that  our
intellectual  property  rights do not infringe  upon the  proprietary  rights of third  parties,  a competitor  may claim that we have infringed on its products.
Any litigation relating to our intellectual property could result in substantial expense to us and result in  significantly  diverting our  management  personnel from their routine activities. This could have an adverse effect on our business and the value of our securities.

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

//SINGER LEWAK GREENBAUM & GOLDSTEIN LLP//

Los Angeles, California
March 31, 2002

                     Americana Publishing, Inc. and Subsidiary
                           Consolidated Balance Sheet
                             As of December 31, 2002

ASSETS

Current Assets                                                     2002
                                                                -------------
    Cash and cash equivalents                                $        0
    Accounts Receivable, less allowance for doubtful
      accounts of $29,316                                       350,221
    Inventory                                                    69,246
    Prepaid and other current assets                              7,470
    Assets from discontinued operations                       1,519,430
                                                             ---------------

        Total Current Assets                                 $1,946,367

Property and Equipment, net                                     274,514
                                                             ---------------
TOTAL ASSETS                                                 $2,220,881
                                                             ===============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts Payable                                         $  224,123
    Accrued expenses                                            316,562
    Notes payable - related parties                             125,546
    Convertible debt - related parties                          387,500
    Liabilities due to discontinued operations                3,686,233
                                                             -------------
       Total current liabilities                              4,739,964

Commitments and contingencies

Shareholder's deficit
    Preffered stock, no par
      20,000,000 shares authorized
      no shares issued and outstanding                                -
    Common stock, $0.001 par value
      100,000,000 shares authorized                                   -
       30,863,837 shares issued and outstanding                  30,863
       (35,268,295 shares held in trust)
    Additional Paid-In Capital                               10,315,726
    Accumulated deficit                                     (12,865,672)
                                                            -------------
        Total shareholder's deficit                          (2,519,083)
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICT                  $ 2,220,881
                                                            =============

   The Accompanying Notes are an Integrated Part of these Financial Statements

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                                          2002               2001

Revenues                                                              $  640,848        $  259,680

Cost of goods sold                                                       103,520            62,045
                                                                      ----------        ----------
Gross profit                                                             537,328           197,635

Operating expenses
     Depreciation and amortization                                       102,351           132,735
     Selling, general, and administrative (including stock-
         based compensation of $1,266,641 and $1,889,334)              2,159,139         3,301,780
                                                                      ----------        ----------
         Total operating expenses                                      2,261,490         3,622,730
                                                                      ----------        ----------
Loss from operations                                                  (1,724,162)       (3,425,095)

Other income (expense)
     Interest expense                                                    (61,804)          (28,164)
                                                                      ----------        ----------
         Total other income (expense)                                    (61,804)          (28,164)

Loss before discontinued operations                                   (1,785,966)       (3,838,063)

Loss from discontinued operations                                       (829,552)       (1,031,537)
Impairment of goodwill of discontinued operations                              -          (905,733)
                                                                      ----------        ----------
Net loss                                                              (2,615,518)      $(5,775,333)

Basic and diluted loss per share
     From continuing operations                                            (0.09)      $     (0.35)
     From discontinued operations                                          (0.04)            (0.17)
                                                                      ----------        ----------
         Total                                                             (0.13)      $     (0.52)
                                                                      ==========        ==========
Basic and diluted weighted-average shares outstanding                 19,603,657        11,159,259
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
Compensation
   expense to
   non-employees
   relating to stock
   options granted
   below the fair
   market value                                                          294,196                            294,196
Financing expense
   relating to beneficial
   conversion feature                                                    385,000                            385,000
Cancellation of
   common stock
   issued to
   employees                         (42,000)              (42)          (41,958)                           (42,000)
Net loss                                                                               (5,775,333)       (5,775,333)
Balance, December
   31, 2001                       14,636,570   $        14,637  $      8,691,812  $   (10,250,155) $     (1,543,706)
Issuance of common
   stock in exchange
   for cash                        2,011,666             2,011           303,988                             306.000
Issuance of common
   stock in exchange
   for inventory                     250,000               250            67,250                              67,500
Issuance of common
   stock to outside
   consultants in
   exchange for
   services
   rendered                       10,888,601   $        10,888  $        981,167                             992,055
Issuance of common
   stock to employees
   and members of the
   Board of Directors
   for services
   rendered                       3,077,000              3,077           271,509                             274,586
Net Loss                                                                               (2,615,517)        (2,615,517)
Balance, December
   31, 2002                      30,863,837             30,863        10,315,726      (12,865,672)        (2,519,082)

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                      2002               2001
Cash flows from operating activities
   Net loss from continuing operations                                            $(1,785,966)      $    (3,838,063)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                  102,352               132,735
       Allowance for doubtful accounts                                                 26,816                     -
       Issuance of common stock to outside consultants
         in exchange for services rendered                                            992,055               430,715
       Issuance of common stock to employees and
         members of the Board of Directors in exchange
         for services rendered                                                        274,586             1,463,610
       Compensation expense to members of the
        Board of Directors relating to stock
        options granted below the fair market
        value                                                                                               461,250
       Compensation expense to non-employees
        for stock options issued below the
        fair market value                                                                                   294,196
       Cancellation of common stock issued to
        employees                                                                                           (42,000)
       Impairment of audio production costs                                                                 188,215

       Financing expense related to convertible debt                                                        385,000
       (Increase) decrease in
         Accounts receivable                                                         (307,126)               15,848
         Inventory                                                                    (48,886)                   33
         Prepaid and other current assets                                              (1,736)               51,262
         Audio production costs                                                                             (30,071)
       Increase in
         Factor payable                                                                62,975
         Accounts payable                                                             186,133                 8,790
         Accrued expenses                                                              94,241                 5,217
                                                                                   -----------             ---------
Net cash used in continuing operating activities                                     (404,556)             (473,263)
                                                                                   -----------             ---------
Net cash used in operating activities                                                (404,556)             (815,874)

Cash flows from investing activities
   Proceeds from sale of marketable securities                                              -                     -
   Proceeds from certificate of deposit                                                     -                30,000
   Purchase of property and equipment                                                 (28,981)              (11,734)

Net cash provided by (used in) continuing investing activities                        (28,981)               18,266
Net cash provided by discontinued investing activities                                      -                     -

Net cash provided by (used in) investing activities                                   (28,981)               18,266

Cash flows from financing activities
   Proceeds from notes payable                                                    $   125,545       $       387,500
   Proceeds from sale of common stock                                                 306,000               175,000

Net cash provided by continuing financing activities                                  431,545               562,500
Net cash used in discontinued financing activities                                          -               (59,994)

Net cash provided by financing activities                                             431,545               502,506

Net decrease in cash and cash equivalents                                              (1,992)             (295,102)

Cash and cash equivalents, beginning of year                                            1,992                20,027

Cash and cash equivalents, end of year                                            $         -       $         1,992

Supplemental disclosures of cash flow information

   Interest paid - continuing operations                                               61,805       $        25,164

   Interest paid - discontinued operations                                                  -       $       110,832

   Income taxes paid                                                                        -       $             -

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

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General
          Americana  Publishing,  Inc.  ("API")  was  organized  as  a  Colorado corporation on April 17, 1997.  Americana  Publishing,  Inc. publishes books.

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

NOTE 2 - GOING CONCERN

          The  accompanying  financial  statements have been prepared on a going concern basis,  which  contemplates  the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements,  during the years ended December 31, 2002 and 2001,  the  Company  (as  defined  in Note 3)  incurred  losses of
          $2,615,518 and $5,775,333,  respectively.  In addition, as of December
          31, 2002,  its total  current  liabilities  exceeded its total current assets by $2,793,597,  and its  shareholders'  deficit was $2,519,083.
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

          In April of 2002,  the FASB issued SFAS No. 145,  "Rescission  of FASB
          Statements No. 4, 44, and 64,  Amendments of FASB statement No. 13 and
          Technical  Corrections." This Statement rescinds FSAB Statement No. 4,
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
          Accounting  for Leases,  to  eliminate  an  inconsistency  between the required  accounting for sale-leaseback  transactions and the required accounting for certain lease  modifications that have economic effects that are similar to sale-leaseback  transactions.  This Statement also amends other  existing  authoritative  pronouncements  to make various
          technical   corrections,   clarify   meanings,   or   describe   their
          applicability  under changed  conditions.  The Company does not expect adoption  of SFAS No. 145 to have a material  impact,  if any,  on its financial position or results of operation.

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
          Termination  Benefits  and other Costs to Exit an Activity  (Including
          Certain  Costs  Incurren in a  Restructuring)."  The Company  does not expect adoption of SFAS No. 146 to have a material impact,  if any, on its financial position or results of operation.

          In October of 2002,  the FASB issued SFAS No.  147,  "Acquisitions  of
          Certain Financial Institutions - an Amendment of FASB Statement No. 72
          and 144 and  FASB  Interpretation  No.  9".  Except  for  transactions between  two  or  more  mutual  enterprises,  this  Statement  removes acquisitions  of  financial  insititutions  from  the  scope  of  both
          Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141,  Business
          Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus,
          the  requirement  in paragraph 5 of  Statement  72 to  recognize  (and subsequent  amortize)  any  excess  of the fair  value of  liabilities assumed  over the fair value of tangible and  identifiable  intangible assets  acquired  as an  unidentifiable  intangible  asset  no  longer applies  to  acquisitions  within  the  scope  of this  Statement.  In addition, this Statement amends FASB Statement No. 147, Accounting for the  Impairmant  or Disposal of Long-Lived  Assets,  to include in its scope long-term  customer-relationship  intangible assets of financial institutions such as depossitor- and borrower-relationship  intangible assets and credit cardholder  intangible assets.  Consequently,  those intangible  assets  are  subject  to the same  undiscounted  cash flow recoverability  test and impairment  loss  recognition and measurement provisions the Statement 144 requires for other long-lived assets that are held and used.  The Company  does not expect  adoption of SFAS No.
          147 to have a material  impact,  if any, on its financial  position or results of operation.

          In December of 2002,  the FASB  issued  SFAS No. 148,  "Accouting  for
          Stock Based  Compensation-Transition  and Disclosure - an amendment of
          FASB Statement No. 123". This Statement amends FASB Statement No. 123,
          Accounting  for  Stock-Based  Compensation,   to  provide  alternative
          methods of transition  for a voluntary  change to the fair value based
          method  of  accounting  for  stock-based  employee  compensation.   In
          addition,   this  Statement  amends  the  disclosure  requirements  of
          Statement  123 to require  prominent  disclosures  in both  annual and interim  financial  statements  about  the  method of  accounting  for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect adoption of SFAS No. 148 to have a  material  impact,  if any,  on its  financial  position  or results of operation.

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
          follows:

                                                                  2001               2002
                  Net loss
                      As reported                         $    (5,775,333)   $     (2,238,437)
                      Pro forma                           $    (6,040,104)   $     (2,328,437)
                  Basic loss per common share
                      As reported                         $         (0.52)   $          (0.41)
                      Pro forma                           $         (0.54)   $          (0.42)

          For purposes of computing the pro forma  disclosures  required by SFAS
          No.  123,  the fair  value of each  option  granted to  employees  and directors is estimated using the  Black-Scholes  option-pricing  model with the following  weighted-average  assumptions  for the years ended
          December   31,  2001  and  2002:   dividend   yields  of  0%  and  0%,
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
          follows:

                                                                  2001               2002
                  Net loss
                      As reported                         $    (5,775,333)   $     (2,238,437)
                      Pro forma                           $    (6,040,104)   $     (2,328,437)
                  Basic loss per common share
                      As reported                         $         (0.52)   $          (0.41)
                      Pro forma                           $         (0.54)   $          (0.42)

          For purposes of computing the pro forma  disclosures  required by SFAS
          No.  123,  the fair  value of each  option  granted to  employees  and directors is estimated using the  Black-Scholes  option-pricing  model with the following  weighted-average  assumptions  for the years ended
          December   31,  2001  and  2002:   dividend   yields  of  0%  and  0%,
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

NOTE 5 - NOTES PAYABLE - RELATED PARTIES - DISCONTINUED OPERATIONS

          At December 31, 2002, the Company  maintained notes payable to certain officers  of the  Company,  which  are  payable  upon  demand  and are non-interest-bearing.  As  of  December  31,  2002,  the  amounts  due aggregated to $48,751.

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
          Since  the  debt  was  immediately   convertible,   the  $385,000  was
          recognized  in the  s0atement  of  operations  during  the year  ended
          December 31, 2001.

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

        Factoring Agreement - Continuing Operations

          The Company  will  require  future  financing  in various  forms.  The
          Company  is  financing  working  capital  timing  differences  with an asset-based line of credit factoring agreement with Langsam Borenstein
          Partnership. In April 2002, the Company entered into an agreement with
          Langsam Borenstein  providing for sale of selected accounts receivable belonging to the Company to Langsam  Borenstein  in the face amount of at least  $5,000.00 per month.  Langsam  Borenstein in accordance with the terms of the agreement charges a varying  percentage reate on each invoice sold by the Company to Langsam  Borenstein from 4% for payment by the  customer  within 30 days to 10% for  payment  by the  customer between 81 to 90 days.

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

          On April  1,  2002 API  exchanged  250,000  of  common  stock  for the inventory and master tapes of Sunset  Productions,  Inc. The inventory and masters were valued at $67,500, the value of the 250,000 shares on
          April 1, 2002. (250,000 x $0.027 = $67,500)

          Stock issued to employees  and for the  inventory  and master tapes of
          Sunset Productions, Inc. was valued at the market value on the date of grant.  The value of the stock  issued to  consultants  was  privately negotiated.

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
          follows:

                                                                  2001               2002
                  Net loss
                      As reported                         $    (5,775,333)   $     (2,238,437)
                      Pro forma                           $    (6,040,104)   $     (2,328,437)
                  Basic loss per common share
                      As reported                         $         (0.52)   $          (0.41)
                      Pro forma                           $         (0.54)   $          (0.42)

          For purposes of computing the pro forma  disclosures  required by SFAS
          No.  123,  the fair  value of each  option  granted to  employees  and directors is estimated using the  Black-Scholes  option-pricing  model with the following  weighted-average  assumptions  for the years ended
          December   31,  2001  and  2002:   dividend   yields  of  0%  and  0%,
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

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED

         Line of Credit - Discontinued Operations
         The amount due from Corporate Media Group, Inc. is in default.

         Convertible Debt - Related Parties
         All amounts owed by Americana Publishing, Inc. are in default.

         Capital Lease Obligations
          Subsequent  to December  31,  2001,  Corporate  Media  Group,  Inc., a
          subsidiary  of the  Company  stopped  making  monthly  payments on its capital  lease  obligations.  All capital  leased  equipment  has been repossessed by the lessor.

         Litigation
          Subsequent  to December  31,  2001,  the Company has become a party to several lawsuits as follows:

          o    A vendor is suing  Corporate  Media Group,  Inc., a subsidiary of the Company for  approximately  $9,900 with  respect to materials purchased and services  rendered on behalf of the Corporate Media
               Group, Inc.

          o    A bank is suing Corporate Media Group,  Inc., a subsidiary of the
               Company for  approximately  $38,900  with respect to an overdrawn bank account.

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED (Continued)

         Litigation (Continued)

          o    A customer is suing Corporate Media Group,  Inc., a subsidiary of the Company for approximately $26,350 with respect to merchandise that is delinquent.

          o    The Company is suing a former  director  for breach of  warranty, breach of contract,  and fraud. In addition,  the former director has threatened to file a lawsuit against the Company.

          o    A former employee is suing the Company for unpaid wages, unissued stock, and expenses in the amount of approximately $50,000.

          o    A vendor obtained a judgment against Corporate Media Group, Inc., a  subsidiary  of the Company for  approximately  $245,000.  Upon default of the judgment, the vendor seized approximately $100,000 from the Company. The Company still owes the vendor approximately
               $100,000.  The vendor may  attempt to seize  additional  funds or assets from CMG in connection with the judgment.

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

          Corporate Media Group,  Inc., a subsidiary of the Company maintained a line of credit with a bank,  which was secured by the Corporate  Media
          Group,  Inc.'s  accounts  receivable  and  inventory.  The  Company is currently  in  default  on  the  remaining  balance  of  approximately
          $205,000 and has been unable to secure an alternative  line of credit.
          The Company  believes there is a substantial  likelihood that the bank will attempt to seize the assets  belonging to Corporate  Media Group,
          Inc. covered by the security agreement.

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

          On January 6, 2003 two directors were awarded  5,000,000 and 3,000,000 respectively  of Americana  Publishing,  Inc.  common stock in lieu of salary.  The stock was valued at $0.035 per share,  the average market price for January  2003.  Total  compensation  expense of $280,000 was booked during the first quarter of 2003 and relected on the 10Q ending
          March 31, 2003.

          Discontinued  Operations
          During  the three  months  ended June 30,  2002,  the  Company  ceased operations of CMG.  Although a formal agreement does not exist, one of the Company's vendors has taken over the operations of CMG. The assets of CMG have been reclassified as "assets from discontinued operations"
          and the  liabilities  have  been  reclassified  as  "liabilities  from discontinued operations". The liabilities of CMG exceed its assets. In addition,  all income  statement  accounts  for CMG have been shown as discontinued  operations.  Subsequent  to June 30,  2002,  the  vendor ceased operating CMG. There is a strong possibility that CMG will have to file Chapter 7 bankruptcy.

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

Singer Lewak  Greenbaum & Goldstein  LLP,  the  independent  accountants  we had engaged  as the  principal  accountants  to  audit  our  consolidated  financial statements  was  dismissed  effective  October 16, 2002. On October 18, 2002, we engaged Philip H. Salchli, CPA as our principal independent  accountant to audit our consolidated financial statements for the year ending December 31, 2002.

The decision to change our independent accountants from Singer Lewak Greenbaum &
Goldstein LLP to Philip H. Salchli, CPA was approved by our Board of Directors.

The report of Singer Lewak Greenbaum & Goldstein LLP on our financial statements as of and for the year  ended  December  31,  2001 did not  contain  an  adverse opinion,  or a disclaimer of opinion,  however the report was modified as to our ability to  continue  as a going  concern.  During  the  one-year  period  ended
December 31, 2001,  and the interim period from January 1, 2002 through the date of dismissal,  we did not have any  disagreements  with Singer Lewak Greenbaum &
Goldstein  LLP on any matter of accounting  principles  or practices,  financial statement disclosure,  or auditing scope or procedure,  which disagreements,  if not  resolved to the  satisfaction  of Singer Lewak  Greenbaum & Goldstein  LLP, would  have  caused  it to  make  a  reference  to  the  subject  matter  of the disagreements in connection with its reports.

Prior to  retaining  Singer  Lewak  Greenbaum &  Goldstein  LLP,  our  financial statements  were  prepared by Null  Lairson CPA, PC. The reports of Null Lairson
CPA, PC on our financial statements for the year ended December 31, 2000 did not contain an adverse opinion, or a disclaimer of opinion,  nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the two year period and any subsequent interim period preceding its dismissal, there were no  disagreements  with Null  Lairson  CPA, PC on any matter of  accounting principles or practices,  financial statement  disclosure,  or auditing scope or procedure,  which  disagreements,  if not resolved to the  satisfaction  of Null
Lairson CPA, PC, would have caused Null Lairson CPA, PC to make reference to the subject matter of the disagreements in connection with its report.

Prior to  engaging  Philip  H.  Salchli,  CPA,  we had not  consulted  Philip H.
Salchli,  CPA, regarding the application of accounting principles to a specified transaction,  completed or proposed,  or the type of audit opinion that might be rendered on our financial statements.

                 Item 8A. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures.   Regulations  under  the
Securities Exchange Act of 1934 require public companies to maintain "disclosure controls  and  procedures,"  which are defined to mean a company's  controls and other  procedures  that are designed to ensure that  information  required to be disclosed in the reports that it files or submits under the Securities  Exchange
Act of 1934 is recorded,  processed,  summarized  and reported,  within the time periods  specified  in the  Commission's  rules and forms.  Our Chief  Executive
Officer  ("CEO")  and  our  Chief  Financial  Officer  ("CFO")  carried  out  an evaluation of the effectiveness of our disclosure  controls and procedures as of the end of the period covered by this report.  Based on those  evaluations,  our
CEO and CFO believe:

(i) that our  disclosure  controls  and  procedures  are designed to ensure that information  required  to be  disclosed  by us in the  reports we file under the
Securities Exchange Act of 1934 is recorded, processed,  summarized and reported within the time  periods  specified  in the SEC's  rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure;
and

(ii) that our disclosure controls and procedures are effective.

Changes in Internal Controls.  There were no significant changes in our internal controls or, to our knowledge,  in other factors that could significantly affect our internal controls subsequent to the evaluation date. In the future, however, we intend to seek legal assistance with the preparation of our reports.

                                    PART III

                Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
     AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors and Executive Officers and Advisors to the Board of Directors

Name                            Age              Position

George Lovato, Jr.              46               CEO/Chairman/President
Don White                       51               Director/Vice President/CFO
David Poling                    73               Director/Vice President
Jay Simon                       43               Director/Secretary/Treasurer
Jerome Ruther                   68               Director
Lowell S. Fixler                68               Advisor to the Board
Philippe de La Chapelle         60               Advisor to the Board
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

George  Lovato,  Jr., Chief Executive Officer, President, Chairman and Director

Mr. Lovato is our founder and has been a Director,  Chairman and President since our  inception.  Over  the past 15  years  Mr.  Lovato  has  acquired  extensive management experience with startup companies, corporate finance, computer system and software development, international trade and relations, strategic planning, and sales and  marketing  development.  Mr.  Lovato  has  rendered  services  to
companies  engaged  in  business  management,  public  relations,   advertising,
corporate finance,  agriculture,  automotive industry  consulting,  travel, auto rental and leasing, and insurance.

Mr. Lovato was educated in New Mexico.  He is the principal and sole owner of B.
H.  Capital  Limited,  a  merchant  banking  and  corporate  finance  consulting enterprise  located in  Albuquerque,  New Mexico with branch  offices in Denver,
Colorado and Houston, Texas.

Don White, Director, Vice President and Chief Financial Officer

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

Dr. David Poling, Director and Vice President

Dr. Poling is Chairman of Sierra  Publishing  Group, the author of a dozen books and  a  nationally  syndicated  columnist  whose  column  is  published  in  600 newspapers.  Formerly,  Dr.  Poling  was in charge of The  Christian  Herald,  a publication  with a half million  monthly  circulation.  Dr.  Poling is also the
President of the Family Bookshelf, the largest religious book club in the United
States.  Dr. Poling is a Presbyterian  clergyman educated at College of Wooster,
Ohio and Yale  University.  Dr. Poling has served on the board as a Director and as a Vice President since the Company's inception.

Jay Simon, Director and Secretary/Treasurer

Mr.  Simon  graduated  from the  University  of New  Mexico in 1986 with a BS in
Pharmacy. Mr. Simon is currently employed as Executive Director of International
Business   Development   of   Syncor   International   Corporation,   a  nuclear
pharmaceutical  company. Mr. Simon has served as a Director and as the Company's
Secretary/Treasurer since its inception.

Jerome Ruther, Director

Mr.  Ruther  graduated  from  Northwestern  University  in 1954 with a degree in accounting.  Later Mr. Ruther graduated from Northwestern  University Law School and practiced in the legal profession for approximately 20 years. Mr. Ruther has
had  business   experience  with  various  media   businesses  and  real  estate
developments. He was also a controlling shareholder of Sunset Productions, Inc., an audio book production company.  Mr. Ruther has been a Director of the Company since January 2001.

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

                        Item 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company's Chief  Executive  Officer and President as of
the end of the 2002 fiscal  year;  (ii) the four other most  highly  compensated executive officers (in terms of salary and bonus) serving at the end of the 2002 fiscal year whose annual salary and bonus exceeded $100,000; and (iii) up to two additional  individuals  who would be in category (ii) but for the fact that the individual was not serving as an executive  officer of the Company at the end of the last completed fiscal year (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                         LONG TERM COMPENSATION
                     ANNUAL COMPENSATION                  AWARDS         PAYOUTS
          (a)         (b)     (c)       (d)       (e)       (f)          (g)         (h)       (i)

                                                 Other
         Name                                    Annual   Restricted   Securities   LTIP       All
          And                                    Compen   Stock        Underlying   Payouts    Other
       Principal             Salary     Bonus    sation   Award(s)     Options      SARs(1)    Compen
       Position       Year     ($)       ($)       ($)       ($)                    ($)        sation

     George Lovato
     CEO/Director
                      2002   27,000         0         0    35,000         0         0         0
                      2001  141,000         0         0   264,000         0         0         0
                      2000  147,000         0         0   280,000         0         0         0

       Jay Simon
Sec/Treas/Director
                      2002        0         0         0         0         0         0         0
                      2001        0         0         0   138,000         0         0         0
                      2000        0         0         0    50,000         0         0         0

     David Poling
V. President/Director
                      2002        0         0         0    17,500         0         0         0
                      2001        0         0         0    94,000         0         0         0
                      2000        0         0         0   150,000         0         0         0

     Jerome Ruther    2002        0         0         0         0         0         0         0
       Director(2)    2001   15,000         0         0   205,500   328,000         0         0
                      2000        0         0    45,000         0         0         0         0

      Don White       2002   14,583         0         0    17,500         0         0         0
    CFO/Director      2001   22,500         0         0   329,000         0         0         0
                      2000        0         0         0         0         0         0         0

(1)  No SARs were granted or exercised by any named executive officer in any of, the last three fiscal  years.

(2)  Amounts  paid to Mr.  Ruther were paid for work done for us in  conjunction with the creation of our audio books division.

No stock options were granted or exercised by any executive  officer  during the fiscal year ended December 31, 2002.

On January 1, 1999 we  entered  into an  employment  agreement  with Mr.  George
Lovato, our President.  The term of the agreement is automatically  renewed each year for a period of three years unless either party elects to terminate it. Mr.
Lovato is to receive  compensation at the rate of $250,000 per year or 5% of our gross  revenue,  whichever is greater.  Mr. Lovato will not receive any deferred compensation  from  Americana.  We may not terminate the agreement if Mr. Lovato becomes disabled,  ill or  incapacitated.  If Mr. Lovato dies during the term of employment,  we must  pay  his  estate  the sum of  $500,000  in  fifty  monthly installments of $10,000 each.  Subject to certain events,  including the sale of substantially  all of our assets to a single  purchaser  and  bankruptcy,  among others, we may terminate the agreement upon 90 days written notice if we pay Mr.
Lovato the sum of $500,000 in twelve consecutive  monthly  installments.  We may terminate the agreement for cause with twelve months written notice.  During the notice  period,  we must  continue  to pay Mr.  Lovato  the full  amount  of his compensation.  Mr.  Lovato will also  receive a severance  allowance of $250,000 made  in  twelve  consecutive  monthly  installments  beginning  on the  date of termination.  Mr.  Lovato may terminate his  employment  upon 12 months  written notice to us.

Mr.  Don White is paid  $3,000  per month for his  services  as Chief  Financial
Officer.  On November 1, 1999 we entered into an employment  agreement  with Mr.
White.  The agreement may be terminated for cause or on 90 days written  notice.
The  agreement  may  not  be  terminated  if  Mr.  White  becomes  disabled.  If termination  occurs  due  to  certain  corporate  events,  such  as  a  sale  of substantially  all of our assets,  the  purchase  of our stock in a  transaction meant to take us "private",  the  termination of our business or the liquidation of our assets, or other enumerated  events, we will be required to pay Mr. White the sum of $500,000 which may be paid in 12 consecutive monthly installments. If we terminate Mr. White's  employment for cause, we will be required to pay him a severance  payment  of  $250,000,  which may be paid in 12  consecutive  monthly installments.  Mr. White may  terminate  his  employment  by giving us 12 months notice. If he terminates his employment,  we will be required to pay Mr. White a severance  payment  of  $250,000,  which may be paid in 12  consecutive  monthly installments.

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

For information  concerning our equity  compensation  plans,  see Item 5 of this
Annual Report on Form 10-KSB.

             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 1, 1999 we entered into a Corporate Finance Consulting Agreement with
B. H. Capital Limited, an entity controlled by our President and Chief Executive
Officer,  Mr. George Lovato,  Jr. The term of the agreement is for 5 years. This agreement  requires  us to pay a success  fee to B. H.  Capital  Limited for any financing  obtained for Americana by B. H. Capital  Limited.  The success fee is calculated as 1% of the gross amount of financing raised.

We pay B. H. Capital Limited a $3,000.00  monthly facility use fee for use of B.
H. Capital Limited's office, personnel, and facilities.  This agreement was also entered into on January 1, 1999 and had an initial term of 3 years. The lease is currently continuing on a month-to-month basis.

In January 2000 we entered into a lease with Tierra Americana Real Estate,  LLC, an entity  controlled by our President and Chief Executive  Officer,  Mr. George
Lovato,  Jr., for the premises  located at 142 Truman Street,  Albuquerque,  New
Mexico. We use this space for offices and warehousing.  We also sublet a portion of this space. The lease has a term of four years.

In September,  October and November 2001 our director,  Jerome Ruther, loaned us
$100,000, $100,000 and $100,000, respectively. Each loan accrues interest at the rate of 30% per year. Interest is to be paid monthly and principle is to be paid one year from the date of the loan.  No payments of principle  or interest  have been paid toward this obligation.

In December 2001 our Chief Financial Officer and director,  Don White, loaned us
$10,000.  The loan accrues interest at the rate of 30% per year.  Interest is to be paid monthly and  principle is to be paid one year from the date of the loan.
No payments of principle or interest have been paid toward this obligation.

During 2002 employees of Corporate  Media Group,  Inc. loaned money to Corporate
Media Group,  Inc. or its  division,  Visual  Energy  Studio.  The loans totaled
$83,397.  The loans were not documented with  promissory  notes. Of this amount,
$48,751 was loaned to Corporate Media Group by Richard Durand.

Until April 30, 2002 Corporate Media Group, Inc. occupied  approximately  45,000 square feet of warehouse,  office and manufacturing  space located at 142 Lupton
Lane,  Cleveland,  Tennessee,  which it rented from Richard Durand,  a member of
Corporate  Media  Group,  Inc.'s board of  directors.  The monthly rent for this facility was $23,000.00.  Corporate Media Group, Inc. was unable to pay the rent for this facility.

During the fiscal year ended  December  31,  2002,  we  received  loans from the following directors:

            George Lovato                               $22,034
            Don White                                   $41,262
            Jerry Ruther                                $37,500
            David Poling                                $ 3,000

                 Item 13. EXHIBITS AND REPORTS ON FORM 8-K

          3.1(i) - Articles of  Incorporation,  incorporated  by references from the  registrant's  Form  10-SB  filed  with  the  Securities  and
               Exchange Commission on April 15, 1999.
          3.2(ii) - Bylaws,  incorporated  by references  from the  registrant's
               Form 10-SB filed with the Securities  and Exchange  Commission on
               April 15, 1999.
          10.1 - Security  Agreement and Power of Attorney to Langsam Borenstein
             Partnership, ("Purchaser" by Americana Publishing, Inc.
               ("Seller") filed herewith.
          10.2 - Agreement with Karim  Amiryani,  Douglas W. Jordan,  Douglas W.
               Jordan  Defined  Benefit  Pension  Plan,  Norman  Ross,  Tel  Pro
               Marketing, Stranco Investment and Vestcom for the purchase of 12%
               Convertible Debentures, filed herewith.
          10.3 -  Restructure  Agreement  between  Advantage  Fund  I,  LLC  and
               Americana Publishing, Inc., filed herewith.
          10.4 -  6%  Senior  Secured   Convertible   Debenture  issued  by  the
               registrant in favor of Advantage Fund I, LLC, filed herewith.
          10.5 -  Convertible  Debenture  dated  September  13, 2001 in favor of
               Jerome Ruther, filed herewith.
          10.6 - Convertible Debenture dated October 12, 2001 in favor of Jerome
               Ruther, filed herewith.
          10.7 -  Convertible  Debenture  dated  November  21,  2001 in favor of
               Jerome Ruther, filed herewith.
          10.8 -  Convertible  Debenture  dated  September  2002 in  favor of S.
               Fixler, filed herewith.
          10.9 - Convertible Debenture dated October 2002 in favor of Don White, filed herewith.
          10.10-  Convertible  Debenture  dated  December  2002 in  favor  of S.
               Fixler, filed herewith.
          10.11- Promissory  Note dated  December 5, 2001 in favor of Don White, filed herewith.
          10.12- Lease  between  Americana  Publishing,  Inc. and B. H. Capital,
               Inc.  for  premises  located  at 303 San  Mateo NE,  Suite  104A,
               Albuquerque, New Mexico, filed herewith.
          10.13- Lease between Americana  Publishing,  Inc. and Tierra Americana
               Real  Estate,  LLC for  premises  located at 142  Truman  Street,
               Albuquerque,  New  Mexico,  incorporated  by  reference  from the registrant's  Form  10-KSB  (File No.  000-25783)  filed with the
               Securities and Exchange Commission on February 25, 2000.
          10.14- Lease between  Corporate Media Group,  Inc. and Rick Durand for premises located at 142 Lupton Lane, Cleveland,  Tennessee, filed herewith.
          10.15- Employment  Agreement  between Americana  Publishing,  Inc. and
               George Lovato,  incorporated  by reference from the  registrant's
               Form 10-SB filed with the Securities  and Exchange  Commission on
               April 15, 1999.
          10.16- Employment  Agreement  between Americana  Publishing,  Inc. and
               Don White,  incorporated by reference from the registrant's  Form
               10-KSB  (File  No.  000-25783)  filed  with  the  Securities  and
               Exchange Commission on February 25, 2000.
          10.17-  Americana  Publishing,  Inc.  2000 Stock  Purchase  and Option
               Plan, incorporated by reference to the registrant's  registration statement  on Form S-8  (File  No.  333-  48408)  filed  with the
               Securities and Exchange Commission on October 23, 2000.
          10.18-  Americana   Publishing,   Inc.  2003  Equity  Incentive  Plan,
               incorporated  by  reference  from the  registrant's  registration statement  on Form  S-8  (File  No.  333-105369)  filed  with the
               Securities and Exchange Commission on May 19, 2003.
          10.19- Corporate Finance  Consulting  Agreement between the registrant and B. H.  Capital  Ltd.,  incorporated  by  reference  from  the registrant's  Form 10-SB filed with the  Securities  and Exchange
               Commission on April 15, 1999.
          10.20-  Form  of  12%  Senior  Secured  Convertible  Debenture,  filed herewith
          10.21- Form of Class A  Warrant  issued to BG  Holdings,  LLC and Gulf
               Coast Advisors, Ltd., filed herewith.
          10.22- Form of Class B  Warrant  issued to BG  Holdings,  LLC and Gulf
               Coast Advisors, Ltd., filed herewith
          10.23- Form of Class A Warrant  issued to Toscana Group,  Inc.,  filed herewith.
          10.24- Form of Class B Warrant  issued to Toscana Group,  Inc.,  filed herewith.
          16.  - Letter on  change in  certifying  accountant,  incorporated  by reference  from the  Current  Report on Form 8-K  filed  with the
               Securities  and Exchange  Commission by the registrant on October
               22, 2002.
          23.  - Consent of Independent Auditor, filed herewith.
          31.1 - Certification  Pursuant to Rule 13a-14(a) and 15d-14(a),  filed herewith.
          31.2 - Certification  Pursuant to Rule 13a-14(a) and 15d-14(a),  filed herewith.
          32   -  Certification  Pursuant  to  Section  1350 of  Title 18 of the
               United States Code, filed herewith.

               -------------------------------------------------------

                 Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  table sets forth fees  billed to us by our  auditors  during the fiscal  years ended  December  31, 2002 and  December 31, 2001 for: (i) services rendered for the audit of our annual financial  statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the  performance  of the audit or review of our financial  statements and that are not reported as Audit Fees,  (iii) services  rendered in connection with tax  compliance,  tax advice and tax planning,  and (iv) all other fees for services  rendered.  "Audit  related fees"  consisted of consulting  relating to accounting  issues.  "All other fees"  consisted of  valuation of certain  stock options.

                                             December 31, 2002                 December 31, 2001

(i)         Audit Fees                       $30,000                           $59,806
(ii)        Audit Related Fees               $ 7,500                           $
(iii)       Tax Fees                         $                                 $
(iv)        All Other Fees                   $ 4,500                           $

                                   SIGNATURES

In  accordance  with  Section 13 of 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned,  hereunto duly authorized.

                                                        AMERICANA PUBLISHING, INC.

Date: October 23, 2003
                                                        By:/s/George Lovato, Jr.
                                                           George Lovato, Jr., Chairman,
                                                           Chief Executive Officer and
                                                           President

                                                        By:/s/Don White
                                                           Don White, Chief Financial
                                                           Officer

     In accordance  with the  requirements  of the Exchange Act, this report has been  signed by the  following  persons on behalf of the  registrant  and in the capacities and on the dates indicated:

Name                              Title                             Date

/s/George Lovato, Jr.
George Lovato, Jr.                Chairman, Chief Executive         October 23, 2003
                                  Officer and President

/s/Don White
Don White                         Chief Financial Officer,          October 23, 2003
                                  Director

/s/Dr. David Poling
Dr. David Poling                  Director                          October 23, 2003

/s/Jay Simon
Jay Simon                         Director                          October 23, 2003

/s/Jerome Ruther
Jerome Ruther                     Director                          October 23, 2003

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

I have reviewed this annual report on Form 10-KSB of Americana Publishing, Inc.

Based on my knowledge,  this annual report does not contain any untrue statement of a  material  fact or omit to  state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report.

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

     (b) evaluated the  effectiveness of the Company's  disclosure  controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this annual report based on such evaluation; and

     (c) disclosed in this annual  report any change in the  Company's  internal control over financial  reporting that occurred during the Company's most recent fiscal  quarter  that  has  materially  affected,  or is  reasonably  likely  to materially affect, the Company's internal control over financial reporting; and

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

Dated:  October 23, 2003

                                                        /s/George Lovato, Jr.
                                                        George Lovato, Jr.
                                                        President and Chief Executive
                                                        Officer

                                                                                                                           Exhibit 31.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO RULES 13a-14 AND 15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Don White,  Chief Financial Officer of Americana  Publishing,  Inc. (the
"Company"), certify that:

I have reviewed this annual report on Form 10-KSB of Americana Publishing, Inc.

Based on my knowledge,  this annual report does not contain any untrue statement of a  material  fact or omit to  state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report.

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

     (b) evaluated the  effectiveness of the Company's  disclosure  controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this annual report based on such evaluation; and

     (c) disclosed in this annual  report any change in the  Company's  internal control over financial  reporting that occurred during the Company's most recent fiscal  quarter  that  has  materially  affected,  or is  reasonably  likely  to materially affect, the Company's internal control over financial reporting; and

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

Dated:  October 23, 2003

                                                        /s/Don White
                                                        Don White
                                                        Chief Financial Officer

                                                                                                                             Exhibit 32

                            CERTIFICATION OF OFFICERS
                          OF AMERICANA PUBLISHING, INC.
                            PURSUANT TO 18 USC 1350

Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of Section  1350,  Chapter 63 of Title 18,  United  States Code) each of the undersigned officers of Americana  Publishing,  Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The annual  report on Form  10-KSB for the year ended  December  31, 2002 of the
Company fully  complies with the  requirements  of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents,  in all material respects,  the financial condition and results of operations of the Company.

Dated:  October 23, 2003

/s/George Lovato, Jr.
George Lovato, Jr., President
and Chief Executive Officer

Dated  October 23, 2003

/s/Don White
Don White,
Chief Financial Officer

