Form 10-Q/A
period 2003-03-30
AMERICANA PUBLISHING INC
filed 2003-10-24
CIK 1081751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 2

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
      -------------------------------------------------------------
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

                                  505-265-6121
                           (Issuer's telephone number)

-------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act of 1934 during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing  requirements for the past 90 days. Yes [X] No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the  registrant  filed all  documents  and reports  required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the  distribution  of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2003, there were 40,288,837 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x].

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                      December 31, 2002 (Audited) and
                      March 31, 2003 (Unaudited)                         F-1

                Condensed Consolidated Statement of Operations
                      Three months ended March 31, 2003
                      and 2002                                           F-2

                Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2003
                      and 2002                                           F-3

                Notes to Condensed Consolidated Financial Statements     F-4 - F-5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  1 - 5

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                         5

Item 2.         Changes in Securities                                     5

Item 3.         Defaults Upon Senior Securities                           5

Item 4.         Submission of Matters to a Vote of Security Holders       5

Item 5.         Other Information                                         5

Item 6.         Exhibits and Reports on Form 8-K                          5

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                      Condensed Consolidated Balance Sheets
                                      As of

                                                 March 31,        December 31,
                                                   2003               2002
                                                (unaudited)        (Audited)
ASSETS

Current Assets

    Cash and cash equivalents              $       24,188          $          -
    Accounts receivable, less allowance
      for doubtful accounts of $69,093
      and $29,316, respectively                   354,339               350,221
    Inventory                                     121,895                69,246
    Prepaid and other current assets               14,286                 7,470
    Assets from discontinued operations         1,519,430             1,519,430
                                           ---------------         -------------

        Total Current Assets                    2,034,138             1,946,367

Property and Equipment, net                       299,261               274,514

                                           ---------------         -------------
TOTAL ASSETS                               $    2,333,399          $  2,220,881
                                           ===============         =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                              290,211               224,123
    Accrued expenses                              143,190               316,562
    Note payable - factor                         208,816                     -
    Notes payable                                  11,583                     -
    Notes payable - Officers and Directors         96,584               138,046
    Convertible debt - related parties            375,000               375,000
    Liabilities from discontinued operations    3,686,233             3,686,233
                                            ---------------        -------------
       Total current liabilities                4,811,617             4,739,964

Commitments and Contingencies

Shareholder's deficit
    Prefered stock, no par
      20,000,000 shares authorized
      0(unaudited)no shares issued and
        outstanding                                     -                     -
    Common stock, $0.001 par value
      100,000,000 shares authorized                     -                     -
       40,288,837 (unaudited) and 30,863,837
        shares issued and outstanding for
        March 31,2003 and December 31,2002,
        respectively                               40,288                30,863
    Additional paid-in capital                 10,616,676            10,315,726
    Accumulated deficit                       (13,135,182)          (12,865,672)
                                              -------------        -------------
        Total shareholder's deficit            (2,478,218)           (2,519,083)
                                              -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICT  $   2,333,399          $  2,220,881
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations
                                 For the Period

                                          Three Months        Three Months
                                             Ended                Ended
                                         March 31, 2003      March 31, 2002
                                           (unaudited)         (unaudited)

Revenues                                    $  340,640          $   82,426

Cost of goods sold                             102,997               5,902
                                            -----------         ------------
Gross profit                                   237,643              76,524
                                            -----------        ------------

Operating expenses
   Compensation expense                        286,500             527,537
   Depreciation and amortization                20,424              21,431
   Selling, general, and administrative        199,605             251,740
                                            -----------        ------------
      Total operating expenses                 506,529             800,708
                                            -----------        ------------

Loss from operations                          (268,886)           (724,184)
                                            -----------        ------------
Other Income(Expense)
   Other Income                                      -                   -
   Interest Expense                               (624)             (6,000)
   Interest Income                                   -                   -
                                            -----------        ------------
       Total Other Income(Expense)                (624)             (6,000)
                                            -----------        ------------
Net(Loss)                                  $  (269,510)        $  (730,184)
                                            ===========        ============
Basic and Diluted loss per share           $     (0.01)         $    (0.04)
                                            ===========        ============
Basic and Diluted weighted-average          38,896,058          16,600,958
  shares outstanding                        ===========        ============

                See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2003    March 31, 2002

Cash Flows From Operating Activities:
   Net Loss                                      $  (269,510)    $   (1,195,680)
   Adjustments to Reconcile Net Loss
    To Net Cash used in operating activities
     Depreciation and amortization                    20,424            127,267
     Allowance for doubtful accounts                       -            (29,407)
     Capital Transactions                                  -                  -
     Issuance of Common Stock to outside
       consultants in exchange for services
       rendered                                       23,875              7,280
     Issuance of Common Stock to employees and
       members of the Board of Directors for
       services rendered                             286,500            520,257
     (Decrease) Increase in Accounts Receivable        4,118            (75,399)
     (Increase) Decrease Prepaid Expenses
                and Other Assets                     (23,642)             3,500
     Increase (Decrease)in Accounts Payable          (31,060)           181,294
     (Increase) Decrease in Inventory                 52,648            205,813
     Increase (Decrease) in Accrued expenses          35,884             43,991
                                                -------------        -----------
Net Cash Used In Operating Activities                 99,236           (211,084)
                                                -------------        -----------
Cash Flows From Investing Activities:

   Purchase of Property and Equipment                (45,171)                 -
   Sale of Marketable Securities                           -                  -
                                                -------------        -----------
Net Cash provided by Investing Activities:           (45,171)                 -
                                                -------------        -----------
Cash Flows From Financing Activities:
   Increase in book overdraft                              -             24,247
   Net payments on line of credit                          -             (2,200)
   Proceeds from notes payable                             -             76,500
   Payments on notes payable                         (29,878)           (28,000)
   Payments on capitalization lease obligations            -            (48,619)
   Proceeds from sale of Common Stock                      -            174,250
                                                --------------       -----------
Net Cash Provided by Financing Activities            (29,878)           196,178
                                                --------------       -----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                   24,188            (14,906)

Cash and Cash Equivalents at
  Beginning of Period                                      -             48,208
                                                     --------        -----------
Cash and Cash Equivalents at
  End of Period                                  $    24,188             33,302
                                                 =============       ===========

Supplemental disclosures of cash flow information

   Interest Paid                                 $       624         $   19,956
                                                 =============       ===========
   Income Tax paid                               $         -         $        -
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

NOTE 2. GOING CONCERN

The  accompaning  financial  statements  have been  prepared on a going  concern basis,  which  contemplates  the  realization  of assets and the  satifaction of liabilities  in the  normal  course  of  business.  As  shown  in the  financial statements,  during the year ended  December 31, 2002 and the three months ended
March 31,  2003,  the  Company  incurred  losses  of  $2,615,518  and  $269,510, respectively.  In addition,  as of March 31, 2003, its total current liabilities exceeded its current assets by  $2,777,479,  and its  shareholders'  deficit was
$2,478,218.  These  factors,  among others,  raise  substancial  doubt about its ability to continue as a going concern.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No.145,  "Rescission of FASB  Statements No.
4, 44, and 64,  Amendment of FASB  Statement No. 13 and Technical  Corrections."
SFAS  No.  145  updates,   clarifies,   and   simplifies   existing   accounting
pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses  from  extinguishments  of  debt  to  be  aggregated  and,  if  material, classified as an  extraordinary  item,  net of related  income tax effect.  As a result,  the criteria in APB No. 30 will not be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary.
SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions.  This statement also makes technical corrections  to  exsisting  pronouncements.  While  those  corrections  are  not substantive in nature, in some instances,  they may change accounting  practice.
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

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUTED)

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

NOTE 4. LIQUIDITY

The Company has historically financed its operation1s through the sale of common stock.  The  proceeds  were  used  for  start-up  activities  including  website development as well as other start-up  activities.  The Company's  revenues have averaged $53,404 per month for 2002. This revenue has not been adequate to cover current monthly cash expenditures thus requiring the Company to raise additional capital infusions to support operations.  Currently management believes revenues will  increase  to adequate  levels to support  cash  expenditures.  In addition management  has  implemented a plan to lower cash  expenditures  and is actively pursuing  additional  capital  infusions.  There is no assurance  that  adequate revenues will be achieved to support operations, however, management believes it will  be  able  to  raise  additional  capital,  lower  cash  expenditures  or a combination of both to maintain operations for the next twelve months.

The Company will require future financing in various forms. The Company proposes to finance  working  capital  timing  differences  with an  asset-based  line of credit.  Capital improvements should be financed by intermediate-term  debt. The
Company is not in  possession of any  commercial  bank  commitment  letters or a letter of intent from a capable underwriter at this time.

Note 5. Stock Transactions

During the first three  months of 2003 the Company  issued  9,425,000  shares of common stock to various employees and consultants.  The fair value of this stock was  booked as  compensation  expense  and  consulting  expense in the amount of
$310,375.  The value of stock issued to employees  was based on the market price on the date of grant;  the value of stock  issued  to  consultants  was based on negotiated prices.

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

We currently have limited  internal and external  sources of liquidity.  At this time, aside from what we will spend on the production of audio masters,  we have made no material commitment for capital  expenditures.  During the quarter ended
March  31,  2003 we spent  approximately  $45,171  for the  production  of audio masters.

Other than the  general  decline in the  economy  of the  United  States,  which affects the discretionary  spending of consumers,  we do not know of any trends, events or  uncertainties  that are expected to have a material impact on our net sales and income from  continuing  operations.  We do not consider  sales of our books to be seasonal in nature,  although we may experience an increase in sales during the year-end holidays.

                                       1

RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 As Compared To The Quarter Ended March 31, 2002

Our revenues from  operations for the quarter ended March 31, 2003 were $340,640 as compared to revenues  of $82,426  for the quarter  ended March 31,  2002,  an increase of 75.8%. Revenues increased due to our acquisition of the inventory of
Sunset Productions, Inc., which increased the number of titles we have available for sale,  and due to the increased  sales of our audio books that resulted from the placement of our products in truck stops.

Cost of goods sold for the quarter ended March 31, 2003 increased by $97,095, to
$102,997 from $5,902 for the quarter ended March 31, 2002, an increase of 94.3%.
The increase in cost of goods sold resulted from our increased  sales. Our gross profit from  operations  increased to $237,643  for the quarter  ended March 31,
2003 as compared to $76,524 for the quarter ended March 31, 2002, an increase of
$161,119 or 67.8%.  Our gross margin percent  decreased to 69.7% for the quarter ended  March 31,  2003 from 92.8% for the  quarter  ended  March 31,  2002.  The increase in gross profit from  operations is attributable to our increased sales while the  decrease  in gross  margin  percent is  attributable  to our sales of excess inventory at reduced prices.

Selling,  general and administrative costs decreased by $52,135, to $199,605 for the quarter  ended March 31, 2003 as compared to $251,740 for the quarter  ended
March 31, 2002, a 20.7%% decrease.  General and administrative  expenses consist primarily  of  recruitment  expenses,  professional  fees  and  other  corporate expenses,  including  business  development.  These  expenses  decreased  due to increased  efficiencies in the operation of the business.  Compensation  expense decreased  by  $241,037,  to $286,500  for the  quarter  ended March 31, 2003 as compared to $527,537 for the quarter  ended March 31, 2002, a decrease of 45.7%.
Compensation expense was higher during the first quarter of 2002 due to expenses incurred  in  connection  with the  negotiation  and  documentation  of  certain debentrues we sold in March 2002. This expense was not repeated during the first quarter of 2003

Our loss from  operations  was $268,886 for the quarter  ended March 31, 2003 as compared to a loss from  operations  of $724,184 for the quarter ended March 31,
2002, a decrease of $455,298 or 62.9%.  The decrease in net loss from operations was primarily  attributable  to the  combination of increased  sales and reduced operating expenses.

Interest  expense  decreased  for the quarter  ended March 31, 2003 by $5,376 to
$624 as compared to $6,000 for the quarter  ended March 31,  2002, a decrease of
89.6%. The reduction in interest expense during the quarter ended March 31, 2003 resulted from the fact that we did not accrue  interest on certain notes payable to affiliates. The notes are in default and no payments have been made.

Our net loss for the quarter  ended  March 31, 2003 was  $269,510 as compared to
$730,184  in net loss for the  quarter  ended  March 31,  2002,  a  decrease  of
$460,674 or 63.9%.  The decrease in net loss  resulted  from the increase in our sales and the reduction in our operating, compensation and interest expense.

                                       2

GOING CONCERN

Our financial  statements  have been prepared on a going  concern  basis,  which contemplates  the  realization of assets and the  satisfaction of liabilities in the normal course of business.  During the year ended  December 31, 2002 and the quarter  ended March 31, 2003, we incurred  losses of  $2,615,118  and $269,510,
respectively.   In  addition,  as  of  December  31,  2002,  our  total  current
liabilities   exceeded  our  total  current  assets  by   $2,793,597,   and  our
shareholders'  deficit  was  $2,489,083.  These  factors,  among  others,  raise substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March  31,  2003 we had  cash or cash  equivalents  of  $24,188  on hand,  as compared to $0 cash or cash equivalents at December 31, 2002. Our primary source of cash during the three month period ended March 31, 2003 consisted of revenues from sales of our products.

Net cash used in operating  activities  was $99,236 for the quarter  ended March
31, 2003 as compared to net cash used in operating  activities of $(211,084) for the quarter ended March 31, 2002.  Cash for the quarter ended March 31, 2003 was increased  primarily by the use of common stock, in lieu of cash, for payment of services  rendered to us. $286,500 worth of common stock was issued to executive officers and members of the Board of Directors and $23,875 was issued to outside consultants.  Cash was also  increased as a result of a significant  decrease in inventory,  from $205,813 during the quarter ended March 31, 2002 as compared to
$52,648  during the quarter  ended March 31,  2003.  The  decrease in  inventory related to increased sales  resulting from our truck stop marketing  program and to a change in the  pricing  strategy  of older  stock.  This  increase in sales resulted in increased  factoring expense and increased cost of sales relative to gross income.

Net cash used by investing  activities  was  $(45,171)  during the quarter ended
March 31, 2003 as compared to no cash used by  investing  activities  during the quarter  ended  March 31,  2002.  The funds were used for the  purchase of audio masters requiring expenditures for studio time and voice talent.

Net cash  provided by financing  activities  during the quarter  ended March 31,
2003 was $(29,878) as compared to net cash  provided by financing  activities in the amount of $196,178 for the quarter  ended March 31, 2002.  Net cash provided by financing  activities consisted of the payment of $29,878 in notes during the quarter  ended March 31,  2003 as  compared to the quarter  ended March 31, 2002 when net cash  provided by financing  activities  included  proceeds from a bank overdraft in the amount of $14,147, proceeds from notes payable in the amount of
$76,500 and sales of our securities  totaling  $174,250 all of which were offset by payments on notes payable,  payments on  capitalized  lease  obligations  and payments  on a line of credit in the  amounts of  $28,000,  $48,619  and $2,200, respectively.

During  the  quarter  ended  March 31,  2003 we paid  interest  expense  of $624 relating to factoring activities as compared to the quarter ended March 31, 2002 during which we paid  interest  expense of $19,956  relating to notes payable by
Corporate Media Group, Inc.

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

                                       3

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

In March 2002,  we entered into an  agreement  with Karim  Amiryani,  Douglas W.
Jordan,  Douglas W. Jordan Defined  Benefit  Pension Plan,  Norman Ross, Tel Pro
Marketing,  Stranco  Investments  and  Vestcom to  purchase  from us $140,000 in
principal  amount  of  10%  convertible  debentures.   Subsequently,  these  10%
convertible debentures were cancelled and 12% senior convertible debentures were substituted therefor.  These debentures,  along with the debentures we issued on
April 1, 2002, were restructured on June 15, 2003, as described below.

On April 1, 2002, we signed a securities  purchase  agreement with two investors who agreed to purchase an aggregate  of $200,000 in principal  amount of our 12%
senior  secured  convertible  debentures,  which  were to mature on April  2003.
Together with such  debentures,  the investors were also issued Class A warrants and Class B warrants. This agreement was restructured on June 15, 2003. Pursuant to the  restructuring  agreement,  the principal  amount of the  debentures  was increased to $337,195 and the interest rate of the debentures was reduced to 6%.
Interest is paid  quarterly.  The due date of the  debentures was extended until
June 15, 2005. Payment of the debentures is secured by our assets.

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

                                       4

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

                               PART II OTHER INFORMATION

Item 1. Legal Proceedings

There have been no  material  changes in the legal  proceedings  reported in our
Form 10-KSB for the fiscal year ended December 31, 2002 and no new legal actions have been filed by or against us during the three month  period  ended March 31,
2003.

Item 2. Changes in Securities

During the three month period ended March 31, 2003 we issued 9,425,000 shares of our restricted  common stock to our President and Chief Executive  Officer,  Mr.
George Lovato and to our Chief Financial Officer,  Mr. Don White, and to various consultants  all in exchange  for  services  rendered.  The total value of these securities  was  $310,375  or $0.033  per  share.  The  common  stock was issued pursuant to an exemption provided by section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

We are  currently  in default in relation  to loans of  $100,000,  $100,000  and
$100,000  made to us in  September,  October and November  2001 by our director,
Jerome  Ruther.  The loans  were to be  repaid  one year from the date they were made.  The loans accrue  interest at the rate of 30% per year.  We have not made any payments of principle or interest to Mr. Ruther.

We are also  currently in default in relation to a loan of $10,000 made to us in
December 2001 by our Chief Financial  Officer and director,  Don White. The loan was to be repaid one year from the date it was made.  The loan accrues  interest at the rate of 30% per  year.  We have not made any  payments  of  principle  or interest to Mr. White.

Item 4. Submission of Matters to a Vote of Security Holders
                None

Item 5. Other Information
                None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            3.1(i)      Articles of Incorporation (1)

            3.2(ii)     Bylaws (1)

            31.1        Certification of Chairman of Board and
                        Chief Executive Officer pursuant to Section 302.

            31.2        Certification of Vice President and Chief
                        Financial Officer pursuant to Section 302.

            32.         Certification of Chief Executive Officer
                        and Chief Financial Officer pursuant to 18
                        USC Section 1350.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended
        March 31, 2003

                                   SIGNATURES

     In accordance with the requirements of the Securities  Exchange Act of 1934 the  registrant  has duly  caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     Americana Publishing, Inc.

                                        By:  /s/ George Lovato, Jr.
                                           ------------------------
Date:  October 23,2003                     George Lovato, Jr., CEO/Chairman

                                        By:  /s/  Don White
                                           ----------------------------
                                             Don White, Chief Financial
                                             Officer

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

                                                       /s/ George Lovato, Jr.
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

The quarterly  report on Form 10-QSB for the quarter ended March 31, 2003 of the
Company fully  complies with the  requirements  of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents,  in all material respects,  the financial condition and results of operations of the Company.

Dated:  October 23, 2003

/s/George Lovato,Jr
George Lovato, Jr.
President and Chief Executive Officer

Dated October 23, 2003

/s/Don White         _
Don White,
Chief Financial Officer