Form 10-Q
period 2003-09-30
AMERICANA PUBLISHING INC
filed 2003-11-14
CIK 1081751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2003, there were 92,066,829 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes_____. No X  .


                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      December 31, 2002 (Audited) and
                      September 30, 2003 (Unaudited)                     3

                Condensed Statement of Income (Loss)
                      Three and nine months ended
                      September 30, 2003 and 2002                        4

                Condensed Statements of Cash Flows
                      Nine months ended September 30, 2003
                      and 2002                                           5

                Notes to Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   7-9

Item 3.  Controls and Procedures                                         10

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                        10

Item 2.         Changes in Securities                                    10

Item 3.         Defaults Upon Senior Securities                          10

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 5.         Other Information                                        10

Item 6.         Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                               10


PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                               Condensed Balance Sheet
                               For Periods Ending

                                                 Sept 30,        December 31,
                                                   2003               2002
Assets                                          (Unaudited)

Current Assets
    Cash and cash equivalents                   $   38,434          $         -
    Accounts receivable, net of allowance for
      doubtful accounts of $29,316 and $29,316     288,981              350,221
    Inventory                                      125,904               69,246
    Prepaid expenses and other current assets        4,853                7,470
    Assets from Discontinued Operations          1,519,430            1,519,430
                                                -----------       -------------
          Total Current Assets                  $1,977,601        $   1,946,367

Property & Equipment, net                      319,325              274,514

Total Assets                                    $2,296,926          $ 2,220,881
                                                ===========       =============
Liabilities & Stockholders Equity

Current Liabilities
    Accounts Payables                           $  251,735          $   224,123
    Accrued expenses                               160,822              316,562
    Note payable - factor                          143,181                    -
    Note Payable                                     2,708                    -
    Note payable - related parties due              74,282              125,546
    Convertible debt - related parties due         387,500              387,500
    Net liabilities due to discontinued
       operations                                3,686,233            3,686,233
                                                -----------       -------------
        Total Current Liabilities                4,706,461            4,739,964

Commitments and contingencies (Note 6)

Stockholders' Equity
    Preferred Stock No Par Value
      20,000,000 shares authorized
      0 (unaudited) and 0 issued and outstanding
    Common stock, $0.001 par value
      100,000,000 shares authorized
      92,066,829 (unaudited) and
      30,863,837 issued and outstanding              92,066              30,863
    Additional paid-in capital                   12,563,544          10,315,726
    Accumulated deficit                         (15,065,145)        (12,865,672)
                                               ------------         -----------

      Total stockholders' equity                (2,409,535)          (2,519,083)
                                               ------------         -----------

Total Liabilities & Stockholders Equity    $ 2,296,926          $ 2,220,881
                                               ============         ===========

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations
                                  (Unaudited)

                                       FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                           ENDED SEPT 30             ENDED SEPT 30
                                       2003            2002          2003         2002
                                    ----------      ----------    ----------   ----------
Revenue                            $  279,728      $  233,436    $ 924,198    $ 376,196

Cost of Goods Sold                    118,182          82,372      340,593       99,152
                                   ----------      ----------     ---------    ---------
  Gross Profit                        161,546         151,065      583,605      277,044

Operating expenses
   Compensation expense               658,608         300,440    2,258,961    1,184,071
   Selling, general and
     administration                   108,679         110,206      460,344      420,135
   Depreciation and amortization       24,890          25,479       67,752       76,872
                                      -------         -------    ----------  ----------
      Total operating expenses        792,177         436,125    2,787,057    1,681,078

Loss from operations                 (630,631)       (285,060)  (2,203,452)  (1,404,034)

Other Income (Expense)
  Interest Expense                        (19)         (1,875)      (1,333)     (61,805)
  Other Income                              -               -        5,314            -
                                       --------        --------    ---------     --------
     Total other income (expense)         (19)         (1,875)       3,978            -
                                       --------        --------    ---------     --------
Loss before provision for
  income taxes and
  discontinued operations            (630,650)       (286,935)  (2,199,474)  (1,465,839)

Provision for income taxes                  -               -            -            -
                                      --------       ---------   ----------    ---------

Loss before discontinued
  operations                         (630,650)       (286,935)  (2,199,474)  (1,465,839)

Loss on discontinued
  operations                                -               -            -     (686,741)
                                     ---------       ---------  -----------    ---------

Net Loss                          $  (630,650)     $ (286,935) $(2,199,474) $(2,152,581)
                                    ==========       =========  ===========  ===========

Basic and diluted loss per share:
  From continuing operations            (0.01)          (0.01)       (0.08)       (0.07)
  From discontinued operations              -           (0.06)           -        (0.06)
                                   -----------      ----------  -----------    ---------

Basic and diluted
  weighted-average shares
  outstanding                      62,823,130       10,311,693  51,178,260    9,606,513
                                   ===========      =========== ===========   =========

                See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                        Condensed Statement of Cash Flows
                                  (Unaudited)

                                            Nine Months Ended         Nine Months Ended
                                              Sept 30, 2003              Sept 30, 2002
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations             $(2,199,474)           $(2,152,581)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation and amortization                      67,752                 76,872
     Issuance of common stock to board members
       and employees for services rendered             551,471              1,183,558
     Issuance of common stock to consultants         1,707,491                 60,025
     Provision for allowance for doubtful accounts           -                 26,816
     (Increase) decrease in
       Accounts receivable                              61,251                (79,519)
       Inventory                                       (56,658)                (4,332)
       Prepaid expenses and other current assets         2,617                  2,080
       Audio production costs                                -                 (2,030)
     Increase (decrease) in
       Account payable                                  27,612                 98,525
       Accrued expenses                                (12,509)               103,105
       Liabilities from Discontinued Operations              -                610,503
                                                   ------------             ----------
      Net cash used in continuing operating
        activities                                     149,553                (76,978)
      Net cash used in discontinued operating
        activities                                           -                (14,957)
                                                   ------------             ----------
Net Cash Provided (Used) by Operating Activities       149,553                (91,935)

Cash Flows From Investing Activities
   Purchase of property and equipment                 (112,563)                     -
                                                   ------------             ----------

Net cash used in investing activities                 (112,563)                     -
                                                   ------------             ----------

Cash flows from financing activities
  Proceeds from notes payable                                -                136,475
  Payments on notes payable                            (48,556)               (50,842)
  Proceeds from the sale of common stock                50,000                174,250
                                                   ------------             ----------

Net cash provided by continuing financing
   activities                                            1,444                259,883
Net cash used in discontinued financing
   activities                                                -               (150,365)
                                                   ------------             ----------

Net cash provided by financing activities                    -                109,518

Net increase in cash and cash equivalents               38,434                 17,583

Cash and cash equivalents, beginning of period               -                  1,992
                                                  ------------              ----------

Cash and cash equivalents, end of period           $    38,434              $  19,575
                                                  ============              ==========

Supplemental disclosures of cash flow information

Interest paid                                      $    1,333               $       -
                                                  ============              ==========

  Income taxes paid                                $        -               $       -
                                                  ============              ==========

                See Accompanying Notes to Financial Statements.

                           AMERICANA PUBLISHING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

These unaudited internal condensed  financial  statements and related notes have been prepared by Americana Publishing,  Inc. (the "Company") and are not subject to an audit pursuant to the rules and regulations of the Securities and Exchange
Commission.  In the opinion of management,  all adjustments  (which include only
normal  recurring   adjustments)  necessary  to  present  fairly  the  financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.  Certain  reclassifications  have been made to the prior year to conform with the current year's presentation.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been omitted. It is suggested that these condensed financial  statements be read in conjunction with the Company's  audited  financial  statements and notes thereto for the fiscal year ended  December 31, 2002.  The results of operations for the three and nine  months  ended  September  30,  2003 are not  necessarily indicative of the operating results for the full year.

NOTE 2.  LIQUIDITY

The Company,  over the preceding nine months,  has generated  $924,198in  sales.
Based on current sales levels  combined with a reduction of operating  expenses, we believe that we will have sufficient  capital to sustain our operations until
December 31, 2003.  However, we cannot guarantee that our revenues will continue at their current levels,  and any  significant  reduction in revenues may impair the Company's ability to continue its operations.  During the next 12 months, we
expect  that  the  Company  will  be  required  to  raise  additional   capital.
Historically  the  Company  helped  finance its  operations  through the sale of common stock.  Before the Company can sell additional shares of its common stock to raise  funds,  however,  the  stockholders  must  approve an  increase in the authorized  number of shares of common  stock.  There is no  assurance  that the stockholders will approve any such increase.  If the stockholders do not approve an increase in the  authorized  number of shares of common stock,  the Company's ability to raise  capital  will be  severely  curtailed.  If we need  additional capital before an increase in the authorized number of shares of common stock is approved  by our  stockholders,  we  will  attempt  to  borrow  funds  from  our affiliates. Our affiliates have no obligation to lend money to us, however.

The Company is financing working capital timing  differences with an asset-based line of credit factoring agreement with Langsam Borenstein Partnership. In April
2002, the Company entered into an agreement with Langsam Borenstein  Partnership providing for the sale of selected accounts  receivable in the face amount of at least $5,000.00 per month.  Langsam Borenstein  Partnership,  in accordance with the terms of the agreement,  charges a varying percentage  interest rate on each invoice sold. The interest varies from 4% for payment by customers paying within
30 days to 10% for customers paying between 81 to 90 days.

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
Financial  Services.  The  collateral  for  the  line  of  credit  consisted  of inventory,  furniture,  fixtures, equipment and other assets of CMG. The capital leases for equipment  were secured by the equipment  itself.  As of December 31,
2001, all of the above noted leases were in default.

As a result of rapidly declining sales which caused a lack of operating capital,
CMG sought protection under the U.S. Bankruptcy Code by approving the filing, on
August 2, 2003, of a bankruptcy  petition  under the  provisions of Chapter 7 of the Bankruptcy Code. The petition was filed of record in the Eastern District of
Tennessee on August 5, 2003.

During the nine months  ended  September  30, 2003  Americana  Publishing,  Inc.
generated  $149,553  in cash from its  operating  activities.  This is due to an increase in sales.  Of this  amount,  $112,563 was spent for the  production  of master audio tapes which include the cost of studio time and voice talent.  This amount was  capitalized.  Cash proceeds  were further  reduced by the payment of
$48,556 towards various note payables.

The net result was an  increase  in cash of $38,434  for the nine  months  ended
September 30, 2003.

Note 3. Stock Transactions

During the first nine months of 2003,  the Company  issued  52,980,117 shares of restricted common stock as follows:

     (1) On June 15, 2003 the Company  entered into an agreement  with Advantage
Fund LLC and certain investors who had purchased our 12% debentures. Pursuant to the  agreement,  Advantage  Fund LLC and its  designees  exercised  warrants and purchased a total of 22,142,847 shares of our restricted common stock.

     (2)  29,844,710 shares,  were  issued  to  employees  and  consultants  of
Americana Publishing, Inc.

     (3) The Company sold 992,560  shares of its common stock for $50,000 to two individual investors,  Mr. Greg Suess and Mr. Benjamin Padnos, on September 30,
2003.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of Operations

Forward-Looking Statements

In addition to  historical  information,  this  Quarterly  Report on Form 10-QSB contains  forward-looking  statements  within the  meaning of Section 27A of the
Securities Act of 1933 and Section 21E of the  Securities  Exchange Act of 1934.
Forward-looking  statements  involve  risks and  uncertainties  that could cause actual results to differ  materially.  Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, changes in the  economy  that would  leave less  disposable  income to be  allocated  to entertainment,  the  loss of any  member  of our  management  team,  the loss of certain key  customers,  and other  factors over which we have no control.  When used in this report,  the words "expects,"  "anticipates,"  "intends,"  "plans,"
"believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking  statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this  Quarterly  Report.  We undertake no obligation to publicly  release any revisions to the forward-looking statements after the date of this document. You should  carefully  review the risk factors  described in other documents we file from time to time with the SEC.

GENERAL

Management's  discussion  and  analysis of  financial  condition  and results of operations is based upon our financial  statements.  These  statements have been prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America.  These principles  require  management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities,  revenues and expenses, and related disclosure of contingent assets and  liabilities.  On an on-going  basis,  we evaluate  our  estimates  based on historical  experience  and various  other  assumptions  that are believed to be reasonable  under the  circumstances,  the  results  of which form the basis for making  judgments about the carrying  values of assets and liabilities  that are not readily  apparent from other  sources.  Actual results may differ from these estimates under different assumptions or conditions.

We were incorporated in Colorado in April 1997. We are a multi-media  publishing company. Our primary business is the publication and sale of audio books, but we also offer print books and electronic books. All of our revenues for the periods discussed herein have been earned from the sale of audio books.

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

In July 2001 we acquired Corporate Media Group, Inc. in an attempt to vertically integrate  our  reproduction  and  duplication  activities as they relate to our audio book operation. The consideration for the acquisition consisted of 772,000 shares of our common  stock that we issued to Richard and Susan Durand and other key  employees.  Additionally,  we issued  245,827  shares of our common  stock, valued  at  approximately  $98,328  or $0.40  per  share,  to two  creditors  of
Corporate  Media Group,  Inc., in payment of existing  debt.  After we made this acquisition,  we  raised  $150,000  through  the sale of our  common  stock in a private placement,  borrowed $385,000 from officers and directors and engaged in two separate convertible debenture transactions that yielded $240,000.  Over 80%
of these  funds were  contributed  to  Corporate  Media  Group,  Inc. as working capital to  supplement  the  purchase of raw  materials  for ongoing  orders and payroll.  We discontinued the operations of Corporate Media Group, Inc. in April
2002. This action was taken due to a lack of working capital,  part of which was to be generated by refinancing  certain  equipment  belonging to Corporate Media
Group,  Inc. The value of this equipment was insufficient to support an adequate loan to value ratio for lending purposes. Furthermore, due to a decline in sales that we believe was due  partially  as a result of a decline in quality  control and  partially  as a result of the  terrorist  attacks of  September  11,  2001,
Corporate Media Group,  Inc. was unable to support either increased debt service or its general day-to-day  operating  expenses.  As a result of its inability to support its operations,  Corporate Media Group, Inc., filed for protection under the  provisions of Chapter 7, Title 11 of the United States  Bankruptcy  Code on
August 2, 2003. The petition was dated-stamped August 5, 2003.

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

RESULTS OF OPERATIONS.

Quarter Ended  September 30, 2003 As Compared To The Quarter Ended September 30,
2002

Our revenues  from  operations  for the quarter  ended  September  30, 2003 were
$279,728 as compared to revenues of $233,436 for the quarter ended September 30,
2002,  an increase of 20%.  The  increase in revenues  resulted  from  increased sales. Sales increased as a result of our acquisition of the inventory of Sunset
Productions,  Inc., which increased by approximately 200 the number of titles we have  available  for  sale,  and the  increased  sales of our audio  books  that resulted from the placement of our products in truck stops.

Our gross  profit from  operations  for the  quarter  ended  September  30, 2003 increased  to $161,546 as compared to $151,065 for the quarter  ended  September
30,  2002.  Our gross  margin  percent  decreased  to 58% for the quarter  ended
September  30, 2003 from 65% for the  quarter  ended  September  30,  2002.  The increase in gross profit from  operations is attributable to our increased sales while the decrease in gross margin  percent is  attributable  to our decision to sell older  inventory at  discounted  prices.  Discounting  the prices of older, slower selling items will be used from time to time in the future as needed.

Selling,  general and administrative  costs decreased by $1,527, to $108,679 for the quarter  ended  September  30, 2003 as compared to $110,206  for the quarter ended  September 30, 2002, a 1% decrease.  General and  administrative  expenses consist  primarily of salaries for executive,  finance and other  administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development.

Our loss from  operations was $630,631 for the quarter ended  September 30, 2003 as  compared  to a loss  from  operations  of  $285,060  for the  quarter  ended
September  30, 2002,  an increase of $345,571 or 139%.  The increase in net loss from operations was primarily  attributable to the issuance of 3,500,000  shares of common stock to employees and directors and 5,075,968  shares of common stock to consultants for services. In order to conserve cash, we pay our employees and our consultants with common stock when feasible, therefore we expect to continue to recognize this non-cash expense in the future.

Interest expense decreased for the quarter ended September 30, 2003 by $1,856 to
$19 as compared to $1,875 for the quarter  ended  September  30, 2002.  Interest expense  decreased during the quarter ended September 30, 2003 because Corporate
Media Group, Inc. ceased payment of its obligations.

Nine Months  Ended  September  30,  2003 As  Compared  To The Nine Months  Ended
September 30, 2002

Our revenues from  operations for the nine month period ended September 30, 2003 were  $924,198 as compared  to  revenues of $376,796  for the nine month  period ended September 30, 2002, an increase of 146%.  Revenues  increased  during this period as a result of the  increase in the number of titles we have for sale and from the sale of our audio books through our truck stop program.

Our gross profit from  operations for the nine month period ended  September 30,
2003  increased  to $583,605 as compared to $277,044  for the nine month  period ended September 30, 2002. Our gross margin percent decreased to 63% for the nine month period ended  September  30, 2003 from 74% for the nine month period ended
September 30, 2002. The increase in gross profit from operations is attributable
to  our  increased   sales  while  the  decrease  in  gross  margin  percent  is attributable to the sale of our older inventory at discounted prices.

Selling, general and administrative costs increased by $416,678, to $836,813 for the nine month period ended  September  30, 2003 as compared to $420,135 for the nine month  period  ended  September  30,  2002,  a 99%  increase.  General  and administrative  expenses consist primarily of salaries for executive,  financial and other administrative personnel,  recruitment expenses, professional fees and other corporate  expenses,  including  business  development.  This increase was primarily the result of our use of common stock to pay consultants and employees and an increase in our legal expenses.  When we are able to do so, we use common stock to pay  consultants  and  employees in order to conserve  cash.  Our legal expenses  increased due to the cessation of operations of Corporate Media Group,
Inc. and our  increased  use of legal  services to provide  assistance  with the preparation  of reports we are required to make to the  Securities  and Exchange
Commission.

Our loss  from  operations  was  $2,203,452  for the  nine  month  period  ended
September 30, 2003 as compared to a loss from  operations of $1,404,034  for the nine month  period  ended  September  30,  2002,  an increase of  $799,418.  The increase in net loss from operations was primarily  attributable to the issuance of common stock to employees and consultants for services rendered.  In order to conserve cash, we pay our employees and our  consultants  with common stock when feasible,  therefore we expect to continue to recognize this non-cash expense in the future.

Interest expense decreased for the nine month period ended September 30, 2003 by
$60,472  to $1,333 as  compared  to  $61,805  for the nine  month  period  ended
September  30, 2002.  The  reduction in interest  expense  during the nine month period ended  September 30, 2003  resulted  from the default by Corporate  Media
Group, Inc. on its obligations.

Liquidity

Our  attainment of profitable  operations is dependent upon our ability to fully implement our business  plan,  which  anticipates  the expansion of our business through the acquisition of other publishers and complementary  businesses,  such as a printing  business and a heat set web press  business,  obtaining  adequate financing when we need it and achieving a level of sales adequate to support our operations. Our sales do not currently support our operations.

Thus far we have  financed our  operations  primarily  through  various  private financings  and from related party loans.  During the next fiscal year, in order to continue our business,  we may have to raise additional capital through sales of our  debt or  equity  securities  or from  related  party  loans.  We  cannot guarantee that we will be successful in raising additional capital

During 2002, we obtained an asset-based line of credit factoring  agreement with
Langsam  Borenstein  Partnership.  Pursuant to this agreement,  we sell selected accounts  receivable to Langsam Borenstein  Partnership in the face amount of no less than $5,000 per month.  Langsam  Borenstein  Partnership  charges a varying percentage  rate of interest on each  invoice  sold,  depending on the number of days payment is outstanding. Interest may vary from 4% to 10%.

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
Pursuant to the revised agreement,  certain shares of common stock that had been issued were  returned to us.  Advantage  Fund LLC purchased the Class A Warrants that had been issued in conjunction with the debentures and exercised them. As a
result  of  the  exercise,  we  issued  22,142,847  shares    of our
restricted  common  stock to Advantage  Fund LLC. The Class B warrants  that had also  been  issued in  conjunction  with the 12%  debentures  were  retired,  by agreement of the parties.

As of April 30, 2002, the date that its operations were closed,  our subsidiary,
Corporate  Media Group,  Inc.,  had  outstanding  obligations  of  approximately
$3,600,000.  These obligations included a $600,000 line of credit with Volunteer
National  Bank and  various  capital  lease  agreements.  The line of credit was secured by all of Corporate Media Group, Inc.'s inventory,  furniture, fixtures, equipment and other assets and the capital  leases were secured by the equipment being leased. Corporate Media Group, Inc. defaulted on all of these obligations, resulting in foreclosure actions by its creditors.  Corporate Media Group, Inc., sought bankruptcy protection in August, 2003.

At September  30, 2003 we had cash or cash  equivalents  of $38,434 on hand,  as compared to $0 cash or cash equivalents at December 31, 2002. Our primary source of cash during the nine month  period  ended  September  30, 2003  consisted  of revenues from sales of our products.

Net cash provided by continuing  operating  activities was $149,553 for the nine month period ended  September 30, 2003 as compared to net cash used in operating activities of $76,978 for the nine month period ended  September  30, 2002.  The primary  uses of cash  for the nine  month  period  ended  September  30,  2003, consisted of general  operating  costs,  particularly  compensation  expense for employees and consultants which totaled $2,258,962.

There was no cash used by  discontinued  operating  activities  during  the nine month period ended  September 30, 2003,  due to the  cessation of operations of
Corporate  Media Group,  Inc.  Cash used by  discontinued  operating  activities attributable  to  Corporate  Media  Group,  Inc. for the nine month period ended
September 30, 2003 totaled $14,957.

Net cash used in  investing  activities  consisted  of $112,563 for property and equipment  consisting of studio time,  talent and masters  purchased during the nine month  period  ended  September  30,  2003.  No cash was used in  investing activities during the nine month period ended September 30, 2002.

Net cash used by  financing  activities  consisted  of the payment of $48,556 in notes for the nine month period ended  September  30,  2003.  992,500  shares of common stock were issued to retire these obligations.

During the nine month period ended  September  30, 2003,  we also paid $1,333 in interest expense relating to notes.

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

ITEM 3 - CONTROLS AND PROCEDURES

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

                               PART II OTHER INFORMATION

Item 1. Legal Proceedings

There have been no  material  changes in the legal  proceedings  reported in our
Form 10-KSB for the fiscal year ended December 31, 2002 and no new legal actions have been filed by or against us during the three month period  ended  September
30, 2003, other than the filing under Chapter 7 of the United States  Bankruptcy
Code by our subsidiary, Corporate Media Group, Inc.

Item 2. Changes in Securities

During the three month  period  ended  September  30, 2003 we issued  14,164,718 shares of our restricted common stock to employees and consultants at an average price of $0.12 per share for services rendered and in recognition of exceptional performance.  This  offering  was made  pursuant  to the  exemption  provided by section 4(2) of the Securities Act of 1933.

On September 30, 2003 we sold 992,560 shares of our common stock for $50,000, or approximately $0.05 per share, to two individual accredited investors,  Mr. Greg
Suess and Mr. Benjamin Padnos.  This offering was made pursuant to the exemption provided by section 4(2) of the Securities Act of 1933.

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

Item 4. Submission of Matters to a Vote of Security Holders

                N/A

Item 5. Other Information

                N/A

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
            3.1(i)  - Articles of Incorporation (1)
            3.2(ii) - Bylaws (1)
            31.1    - Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
            31.2    - Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
            32      - Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)

-------------------------------------------------------

     (1) Incorporated by references from the Registrant's  Form 10-SB filed with the Securities and Exchange Commission on April 15, 1999.

     (2) Filed herewith.

        (b) Reports on Form 8-K

     On August 15, 2003 a Current  Report was filed  disclosing  that  Corporate
Media Group, Inc. filed bankruptcy on August 2, 2003.

                                   SIGNATURES

In accordance with the  requirements of the Securities  Exchange Act of 1934 the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned hereunto duly authorized.

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By:  /s/ George Lovato, Jr.
                                           -----------------------------------
        Date:  November 14,2003               George Lovato, Jr., CEO/Chairman

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

Dated:  November 14, 2003

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

Dated:  November 14, 2003

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

The quarterly  report on Form 10-QSB for the quarter ended September 30, 2003 of the Company fully  complies with the  requirements  of section 13(a) or 15(d) of the Securities  Exchange Act of 1934 and the  information  contained in the Form
10-QSB fairly presents,  in all material respects,  the financial  condition and results of operations of the Company.

Dated:  November 14, 2003

/s/George Lovato, Jr.___________
George Lovato, Jr., President
and Chief Executive Officer

Dated November 14, 2003

/s/Don White_____________________
Don White,
Chief Financial Officer