Form 10KSB
period 2003-12-31
AMERICANA PUBLISHING INC
filed 2004-03-30
CIK 1081751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934 for the fiscal year ended December 31, 2003.

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
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

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

State issuer's revenues for its most recent fiscal year: $1,277,572

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act). As of March 26, 2004 the market value of the voting stock held by non-affiliates was $1,399,975.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 99,998,212 shares as of December 31,
2003.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                     AMERICANA PUBLISHING, INC. FORM 10-KSB

                                      INDEX

PART I                                                                          PAGE

Item 1.  DESCRIPTION OF BUSINESS                                                1-3
Item 2.  DESCRIPTION OF PROPERTY                                                  4
Item 3.  LEGAL PROCEEDINGS                                                      4-5
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      5

PART II

Item 5.  MARKET FOR THE COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
           PURCHASES OF SECURITIES                                              5-8
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS             8-16
Item 7.  FINANCIAL STATEMENTS                                                  F-1-F-18
Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE;                                    17
Item 8A. CONTROLS AND PROCEDURES                                                17-18

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                     18-19
Item 10. EXECUTIVE COMPENSATION                                                 19-20
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                           21
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            21
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                          22
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                                    23

SIGNATURES                                                                         23

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

*    other factors, some of which will be outside our control.

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

Discontinued Operations

Until December 31, 2002, we also sold textbooks, music, artwork and jewelry through other websites that were linked with each other and with our main website, americanabooks.com. We decided to discontinue sales of these items because the cost of maintaining the websites exceeded the revenues we earned from them. Sales of these items accounted for only about 1% of our total sales, therefore our decision to discontinue them has not had a material adverse effect on our revenues.

Audio Books

We currently offer more than 500 audio book titles. All of our audio book inventory is available on our website, www.americanabooks.com, only about 50 on website. We publish our audio books on audiotapes and CD format. Currently we publish 45 of our audio titles in CD format. However, we intend to increase our production of audio books in CD format as consumer demand increases.

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

We sell our audio books in the United States to approximately 17,000 retail stores and approximately 5,000 libraries as well as to large truck stop distributors including BARJAN, KSG, UAV and Audio Adventures. We also have database and order processing agreements with Baker and Taylor, Advanced
Marketing Services, Ingram Book Company, Anderson News Company,
Books-A-Million/American Wholesale Book Company, Barnes and Noble, BJ's, Brodart
Company, Hastings, Lodes Tone, Penton Overseas, Professional Media, and Recorded
Books. Pursuant to these database and order processing agreements, the wholesalers or retailers who are parties to the agreements include our titles in their listings of available inventory and we include their titles in our listings of available inventory. While we are not dependent on any single distributor, if we were to lose three or more of these distributors it would have a material adverse impact on our revenues and business. During the year ended December 31, 2003, five major customers represented 29%, 20%,13%, 5% and
5% of our net sales, respectively.

During the fiscal year ended December 31, 2003, audio books accounted for all of our sales revenues, which totaled $1,277,572.

Print Books

During 2001, we published and introduced our first print book, The Cowboy. The
Cowboy is a children's book that includes both a print book and an audiotape.
Six additional works of fiction, The Killing Cards, Ground Lions, Beloved Leah,
It Is I, Joseph, Last Chance Out, Family Arrested and Miriam's Healing became available for shipping in January 2002.

During the fiscal year ended December 31, 2003, there were minimal sales of our print books.

Electronic Books

We have developed fifteen electronic books.  We are currently working with consultants to develop software that will protect them from unauthorized duplication. For that reason, we have not undertaken any significant promotion of these titles, nor have we made them available on our website for purchase and download.

During the fiscal year ended December 31, 2003, there were no sales of our electronic books.

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
We currently publish series works by authors Elaine Viets, Leslie Glass, Cynthia
Davis, Barry Sadler, Jerry Ahern, Axel Kilgore, Jeffrey Lord, Dana Fuller Ross,
Donald Clayton Porter, Matthew S. Hart, Hank Mitchum, Michael D. Cooper and
Louis Tridico.

Government Regulation

In general, other than state or local licensing laws, our business is not subject to government regulation. Because most of our telemarketing is targeted to other businesses, the "National Do Not Call Registry" has not had a
significant effect on us. Also, because the percentage of sales we make via the
Internet is so low, we do not believe that legislation taxing Internet sales, or regulating email solicitations or otherwise regulating internet commerce will have a material adverse impact on our business.

Employees

We employ 8 full time employees.

                        Item 2. DESCRIPTION OF PROPERTY

Our principal offices are located at 303 San Mateo NE, Suite 104A, Albuquerque,
New Mexico 87108. The premises are leased and the condition of the premises is good. The original lease was for a term of 3 years. Upon the expiration of the original term in December 2001, we began to lease the premises on a month-to-month basis. The rent is $3,000 per month.

We lease additional office and warehouse space located at 142 Truman Street,
Albuquerque, New Mexico. The term of the lease is 4 years, and monthly rent starts at $2,000 per month, escalating over the term of the lease to $5,000 per month. Through July 2003 we shared this space with a sub-tenant. We anticipate that we will continue to sub-let a portion of these premises. Both the building in which our principal office is located and the building in which the additional office and warehouse space is located are owned by entities owned and controlled by our President and Chief Executive Officer, George Lovato, Jr.

                            Item 3. LEGAL PROCEEDINGS

Americana Publishing, Inc. and Corporate Media Group, Inc. were named as co-defendants in an action titled Eva-Tone, Inc. vs. Corporate Media Group, Inc.
and Americana Publishing, Inc. which was filed on April 20, 2002 in the Circuit
Court of Bradley County, Tennessee as Civil Action No. V-02-378. Eva-Tone, Inc.
is seeking to recover damages of $26,350.00. On February 18, 2003 an order was entered dismissing us from the action but permitting Eva-tone, Inc. to proceed against Corporate Media Group, Inc. Americana Publishing was dismissed from the action because the court determined that we were not a proper party to it.

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

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters put to the security holders for a vote during the last quarter of 2003.

                                 Part II

                        Item 5. MARKET FOR COMMON EQUITY
            AND RELATED SHAREHOLER MATTERS AND SMALL BUSINESS ISSUER
                             PURCHASE OF SECURITIES

Our common stock began trading on The National Association of Securities
Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board) on November 8,
1999. Our ticker symbol is APBH. The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

2003                                 High                   Low
First Quarter                       $0.06                  $0.01
Second Quarter                      $0.09                  $0.01
Third Quarter                       $0.25                  $0.01
Fourth Quarter                      $0.04                  $0.01

2002                                 High                   Low
First Quarter                       $0.25                  $0.13
Second Quarter                      $0.52                  $0.09
Third Quarter                       $0.09                  $0.05
Fourth Quarter                      $0.12                  $0.03

There were approximately 1,000 holders of common stock as of December 31, 2003.
We have not paid any dividends in the past and currently we have no plans to pay dividends in the foreseeable future.

Equity Compensation Plan Information

In June 2000 our Board of Directors adopted, and on March 24, 2001 our shareholders approved, the Americana Publishing Inc. 2000 Stock Purchase and
Option Plan (the "2000 Plan"). We reserved 5,000,000 shares of our common stock for issuance pursuant to the 2000 Plan. Pursuant to the 2000 Plan, awards may be granted to our key employees, officers and consultants.

On May 16, 2003 our Board of Directors adopted the Americana Publishing Inc.
2003 Equity Incentive Plan (the "2003 Plan"). The 2003 Plan has not been approved by our shareholders. We reserved 20,000,000 shares of our common stock for issuance pursuant to the 2003 Plan. Pursuant to the 2003 Plan, awards may be granted to our employees, officers and directors as well as to consultants, independent contractors and advisors, provided that such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. The 2003 Plan has a term of ten years and is administered by our Board of Directors. Pursuant to the 2003 Plan, the Board of Directors may grant to eligible persons awards of options (which may be qualified or non-qualified) or common stock. As of
December 31, 2003, we had not issued options to employees.

The following table sets forth, as of December 31, 2003, the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the number of securities remaining available for future issuance under the 2000 Plan and the 2003 Plan.

                      EQUITY COMPENSATION PLAN INFORMATION

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
-----------------------------------------------------------------------------------------------------------------

Equity Compensation
plan approved by
security holders        2,350,000                      $0.24                                   0

Equity Compensation
plan not approved by
security holders                 0                          0                                  0

Recent Sales of Unregistered Securities

In March 2002, we entered into an agreement with Karim Amiryani, Douglas W.
Jordan, Douglas W. Jordan Defined Benefit Pension Plan, Norman Ross, Tel Pro
Marketing, Stranco Investments and Vestcom to purchase from us $140,000 in principal amount of 10% convertible debentures pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. Subsequently, these 10%
convertible debentures were cancelled and 12% senior convertible debentures were substituted therefor. The 12% senior debentures were convertible at the option of the holders into our common stock.

We signed a securities purchase agreement as of April 1, 2002, with BG Holdings,
LLC, referred to in this discussion as BG Holdings, and Gulf Coast Advisors,
Ltd., referred to in this discussion as Gulf Coast. Pursuant to the agreement,
BG Holdings and Gulf Coast agreed to purchase an aggregate of $200,000 in principal amount of our 12% senior secured convertible debentures, which were to mature on April 1, 2003. Together with such debentures, BG Holdings and Gulf
Coast were also issued Class A warrants and Class B warrants. The first $100,000 in aggregate principal amount of our 12% senior secured convertible debentures, from which we received net proceeds of $80,000, was issued to BG Holdings and
Gulf Coast upon execution of the securities purchase agreement. The second
$100,000 in aggregate principal amount of our 12% senior secured convertible debentures were to be issued to BG Holdings and Gulf Coast upon the effectiveness of a registration statement covering shares of our common stock issuable upon the conversion of the debentures and upon exercise of the Class A
Warrants and the Class B Warrants. We filed an SB-2 registration statement on
July 16, 2002 (SEC file number 333-92422). The registration statement has not been declared effective and was subsequently withdrawn.

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

BG Holdings and Gulf Coast had the right to immediately convert the debentures into shares of our common stock. The conversion price for the debentures was equal to 50% of the lesser of the average of the three lowest closing bid prices per share for our common stock, as reported on the OTC Bulletin Board, or such other public market that our common stock was then traded on, during either the
30 trading days prior to the closing, or the 30 trading days prior to the date of conversion of all or any part of the debentures. The conversion price was
$0.0615, based on a closing date of April 1, 2002.

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
The exercise price of the Class A warrants was to be an amount equal to 50% of the lesser of the average of the lowest three closing bid prices of our common stock as reported by the OTC Bulletin Board or such other exchange where our common stock was then trading during the 30 trading days prior to closing, or the 30 trading days immediately prior to the date or dates all or any portion of the warrants were exercised. The Class A warrants contained a cashless exercise feature, allowing the holders to surrender Class A warrants in payment of the exercise price for other Class A warrants.

The Class B warrants issued to BG Holdings and Gulf Coast pursuant to the securities purchase agreement had a term that expired two years after the effective date of the registration statement registering the common stock issuable upon exercise of such warrants. The Class B warrants were exercisable into an amount of our common stock equal to five times the quotient of the principal amount of each debenture divided by its conversion price. BG Holdings and Gulf Coast had sole discretion with respect to when and if they chose to exercise any of these warrants prior to expiration. The purchase price under the
Class B warrants was to be an amount equal to the lesser of 105% of the average of the lowest three closing bid prices of our common stock as reported by the
OTC Bulletin Board or such other exchange where our common stock was then trading during the 30 trading days prior to closing, or 50% of the average of the lowest three closing bid prices of our common stock as reported by the OTC Bulletin Board or such other exchange where
our common stock was trading during the 30 trading days immediately prior to the date or dates all or any portion of the warrants were exercised. The Class B warrants did not contain a cashless exercise feature.

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

(vi) the due date of the debentures was extended until June 15, 2005. Payment of the  debentures  is secured by our assets.  Holders of the  debentures  may choose to accept  shares of our common  stock in lieu of cash in payment of the  principle  amount  and any  interest  accrued  thereon.  If all of the debenture  holders demanded that principle and interest be paid with shares of our  common  stock,  we would  issue a number of shares of common  stock equal  to  the  amount  of  principle  and  interest  owed  divided  by the
     "Conversion Price", which is defined in the debenture as an amount equal to the lesser of the average of the three lowest  closing bid prices per share for the common stock,  as reported on the OTC Bulletin Board, or such other public market that the common stock is then traded,  during either: (i) the
     30 trading days prior to the closing of the sale of the debentures; or (ii)
     the 30 trading  days prior to the date of  conversion.  The  average of the three lowest  closing bid prices per share for the common stock on the date of closing was $0.02.  Therefore,  if all the  principle  and interest owed pursuant to the debentures was paid with common stock, the number of shares of common stock we would be required to issue would be 22,510,600 shares.

During the 2003 fiscal year, 68,142,000 shares of our common stock were issued to the following individuals:

o    8,250,292 shares were issued to our Chief Executive  Officer and President,
     George Lovato;

o    5,800,000 shares were issued to our Chief Financial Officer, Don White;
o    2,000,000  shares were issued to Dr. David  Poling,  a member of our Board of
     Directors;

o    249,708 shares were issued to various other employees; and

o    51,842,000 shares were issued to various consultants.

All of this stock was issued in lieu of cash compensation for services rendered or as a bonus for extraordinary services rendered. The common stock was issued at an average price of $0.07 per share to employees, officers and directors for total services valued at $551,500 and to consultants for total services valued at $1,912,697. These transactions were made pursuant to an exemption provided by
Section 4(2) of the Securities Act of 1933.

                Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this report are made pursuant to the safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of
the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, without limitation, continued acceptance of the company's products, increased levels of competition for the products and technological changes, the Company's dependence upon third party suppliers, intellectual property rights, and other risks detailed from time to time in the
Company's periodic reports filed with the Securities and Exchange
Commission.

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

In July 2001 we acquired Corporate Media Group, Inc. in an attempt to vertically integrate our reproduction and duplication activities as they relate to our audio book operation. The consideration for the acquisition consisted of 772,000 shares of our common stock that we issued to Richard and Susan Durand and other key employees. Additionally, we issued 245,827 shares of our common stock, valued at approximately $98,328 or $0.40 per share, to two creditors of
Corporate Media Group, Inc., in payment of existing debt. After we made this acquisition, we raised $150,000 through the sale of our common stock in a private placement, borrowed $385,000 from officers and directors and engaged in two separate convertible debenture transactions that yielded $240,000. Over 70%
of these funds were contributed to Corporate Media Group, Inc. as working capital to supplement the purchase of raw materials for ongoing orders and payroll. We discontinued the operations of Corporate Media Group, Inc. in April
2002. This action was taken due to a lack of working capital, part of which was to be generated by refinancing certain equipment belonging to Corporate Media
Group, Inc. The value of this equipment was insufficient to support an adequate loan to value ratio for lending purposes. Furthermore, due to a decline in sales that we believe was due partially as a result of a decline in quality control and partially as a result of the terrorist attacks of September 11, 2001,
Corporate Media Group, Inc. was unable to support either increased debt service or its general day-to-day operating expenses. We then caused Corporate Media
Group, Inc. to file for protection under the provisions of Chapter 7 of the US
Bankruptcy Code on August 5, 2003.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002.

Our revenues from operations for the year ended December 31, 2003 were
$1,277,572 as compared to revenues of $640,848 for the year ended December 31,
2002, an increase of 199%. Revenues increased due to the increased sales of our audio books that resulted from the placement of our products in truck stops.

Our gross profit from operations for the fiscal year ended December 31, 2003 increased to $792,690 as compared to $537,328 for the fiscal year ended December
31, 2002. Our gross margin percent decreased to 67% in fiscal year 2003 from
83.8% in fiscal year 2002. The increase in gross profit from operations is attributable to our increased sales while the decrease in gross margin percent is attributable to the decrease in unit sales price which resulted from a reduction in our per unit sales price in order to move inventory.

Selling, general and administrative costs increased by $1,003,821, to $3,162,960 for the year ended December 31, 2003 as compared to $2,159,139 for the year ended December 31, 2002, a 46% increase. This increase is primarily attributable to an increase in the amount of stock compensation granted in lieu of cash compensation to officers, directors and consultants.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development.

Interest expense decreased during the year ended December 31, 2003 by $61,804 to
$0 as compared to $61,804 for the year ended December 31, 2002, a decrease of
100%. The decrease in interest expense during the year ended December 31, 2003 was realized as a result of Corporate Media Group, Inc.'s filing bankruptcy, thus eliminating the Company's need to pay the subsidiary's interest expense.

Our total loss from operations was $2,481,724 for the year ended December 31,
2003 as compared to a loss from operations of $1,724,162 for the year ended
December 31, 2002, an increase of $757,562. The increase in net loss from operations was primarily attributable to issuance of shares of common stock as compensation expense and consulting expense.

Loss from discontinued operations was $0 for the year ended December 31, 2003 as compared to a loss from discontinued operations of $829,552 for the year ended
December 31, 2002. The loss from discontinued operations declined in the year ended December 31, 2002 because Corporate Media Group, Inc. ceased operations in
April 2002.

Our net loss for the year ended December 31, 2003 was $2,520,972 as compared to
$2,615,518 in net loss for the year ended December 31, 2002. The reduction in net loss came as a result of the termination of Corporate Media Group, Inc. as an operating entity in April 2002, and our increased sales.

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2003 and
2002, we incurred losses of $2,520,972 and $2,615,518, respectively. In addition, as of December 31, 2003, our total current liabilities exceeded our total current assets by $2,895,438, and our shareholders' deficit was
$2,525,828. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003 we had $30,790 in cash on hand. Our primary source of cash during the year ended December 31, 2003 came from operations. All of our assets have been pledged to two creditors. At December 31, 2003 we had a net loss from continuing operations of $2,520,972.

Net cash provided by operating activities during the year ended December 31,
2003 was $196,432 as compared to $407,614 of net cash used in operating activities during the year ended December 31, 2002, an increase of $604,446 that is primarily attributable to our decision to discontinue the operations of
Corporate Media Group, Inc.

Net cash used in investing activities totaled $206,586 for the year ended
December 31, 2003 as compared to net cash used in investing activities in the amount of $28,981 for the year ended December 31, 2002. Cash was used for the purchase of audio tape and CD stock for master recordings and for studio time and voice talent during the fiscal year ended December 31, 2003. During the year ended December 31, 2002, cash in the amount of $28,981 was used for the purchase of property and equipment.

Net cash provided by financing activities totaled $40,944 for the year ended
December 31, 2003 as compared to net cash provided by financing activities totaling $431,540 for the year ended December 31, 2002. The Company sold
2,500,000 shares of its common stock for $50,000 to two individual consultants on September 30, 2003, pursuant to the exercise of certain consultant options with an exercise price of $0.02 per share. The Company also borrowed $20,000 pursuant to three 6% Senior Secured Convertible Debentures from individual investors, Addison Adams, Erick Richardson, and Nimish Patel, in the amounts of
$5,000, $10,000 and $5,000, respectively. Copies of the debentures are attached hereto as Exhibits 10.25, 10.26 and 10.27. Addison Adams, Erick Richardson, and
Nimish Patel are partners of Richardson & Patel LLP, counsel to the Company.

During the year ended December 31, 2002, we also paid $0 in interest expense relating to obligations of our subsidiary, Corporate Media Group, Inc.

Our attainment of profitable operations is dependent upon our ability to fully implement our business plan, which anticipates the expansion of our business through the acquisition of other publishers and complementary businesses, such as a printing company that owns a 6-color sheet fed press and a book binding company, obtaining adequate financing when we need it and achieving a level of sales adequate to support our operations.

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

In March 2002, we entered into an agreement with Karim Amiryani, Douglas W.
Jordan, Douglas W. Jordan Defined Benefit Pension Plan, Norman Ross, Tel Pro
Marketing, Stranco Investments and Vestcom to purchase from us $140,000 in principal amount of 10% convertible debentures. Subsequently, these 10%
convertible debentures were cancelled and replaced with 12% senior convertible debentures. These debentures, along with the debentures we issued on April 1,
2002, were restructured pursuant to the agreement described in the section below titled "Subsequent Events".

We entered into a securities purchase agreement, as of April 1, 2002, with a number of investors who agreed to purchase an aggregate of $200,000 in principal amount of our 12% senior secured convertible debentures, which were to mature on April
2003. Together with such debentures, the investors were also issued Class A warrants and Class B warrants. This agreement was restructured on June 15, 2003, as described in the section below titled "Subsequent Events". Pursuant to the restructuring agreement, the principal amount of the debentures was increased to
$337,195, the interest rate of the debentures was reduced to 6% and is paid quarterly and the due date of the debentures was extended until June 15, 2005.
Payment of the debentures is secured by our assets.  As a result of a missed payment, the interest rate on the debenture was increased on August 21, 2003 from 6% to 18%.

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

Name of Vendor and Obligation                             Amount Owed
Accountemps (Temporary Labor)                              $  12,671
Ambrose Printing Co. (Printing and distribution)              63,464
Americana Publishing, Inc. (Legal claim)                     610,051
American Multimedia, Inc.(Merchandise)                        70,795
American Recordable Media (Services)                          17,814
AMI Pro Sound amp; Video, Inc.(Video reproduction)            19,170
Blair Industries, Inc. (Merchandise)                          18,354
Callahan Packaging & Fulfillment (Product assembly)       22,063
Caterpillar Financial Services (Equipment lease)              17,340
Challenge Printing, Inc. (Printing)                           47,424
Cinram, Inc. (Distribution)                                  137,496
Citibank Gold Aadvantage (Merchandise/Loan)                   23,774
Colour Works (Distribution)                                   10,477
Deutsche Financial Services (Equipment lease)                 86,455
Disc Graphics Inc. (Duplication services)                     27,630
DBX Video Tapes, Inc. (Duplication services)                 836,083
DBX Videotapes of Georgia LLC (Duplication services)          62,611
Eva-Tone, Inc. (Printing services)                            31,350
First USA Bank, NA (Merchandise)                              27,897
First Volunteer Bank (Loan)                                  201,249
L & M Optial Disc, LLC (Disk production)                 164,057
LG Electronics, Inc. (Services)                               19,969
Maureen Hensley Packaging Design (Services)                   10,087
Mellex International Corp. (Services)                         27,026
Old Dominion Freight Lines (Freight costs)                    11,495
Richard and Susan Durand (Real property lease)               250,000
Sony Disc Manufacturing (Merchandise)                         43,639
Sony Financial (Equipment Lease)                             243,687
Symmetry Group, Inc. (Video tapes)                           115,686
T.A.P.E. (Services)                                           14,361
United Parcel Service (Freight charges)                       40,471
US Bancorp Card Services, Inc. (Merchandise)                  31,409
Vaughn Associates (Video tapes)                               29,909
WEA Manufacturing (Merchandise)                               76,198
Yellow Freight Systems, Inc. (Freight)                        28,168

SUBSEQUENT EVENTS

On February 1, 2004, the Company leased from B.H. Capital, Ltd., certain duplicating equipment sufficient to permit Americana to perform all of its duplicating needs, thus eliminating the necessity for subcontracting this task.
The lease agreement provides for a one year lease at the rate of $1,500.00 per month ending January 1, 2005.

On August 2, 2003 Corporate Media Group, Inc., our subsidiary filed for relief under Chapter 7 of Title 11, United States Bankruptcy Code for the Eastern
District of Tennessee, Case No. 03-15217.

Recently Issued Accounting Pronouncements

In December of 2003 the Financial Accounting Standard Board ("FASB") revised
SFAS #132.

This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for
Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of
Defined Benefit Pension Plans and for Termination Benefits, and No. 106,
Employers' Accounting for Postretirement Benefits Other Than Pensions. This
Statement retains the disclosure requirements contained in FASB Statement No.
132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original
Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans.

The Company does not expect adoption of SFAS #132 to have a material impact, if any, on its financial position.

In April of 2003 the Financial Accounting Standards Board ("FASB") issued SFAS
#149.

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments
and Hedging Activities.

The Company does not expect adoption of SFAS #149 to have a material impact, if any, on its financial position or results of operations.

In May of 2003 the Financial Accounting Standards Board ("FASB") issued SFAS
#150.

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in
FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement
6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

The Company does not expect adoption of SFAS #150 to have a material impact, if any, on its financial position or results of operations.

Results of Operations

Calendar Year Ended December 31, 2003 Compared to Calendar Year Ended December
31, 2002

Revenue increased from $648,848 to $1,277,572 due to the sale of audio books through our truck stop program. During this same period, total operating expense increased from $2,261,490 to $3,162,960. Of this expense $2,464,167 is represented by the fair market value of stock issued to consultants and employees, as a non-cash expense.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2003 and 2002, the Company (as defined in Note 3) incurred losses of $2,520,972 and $2,615,118, respectively.
In addition, as of December 31, 2003, its total current liabilities exceeded its total current assets by $2,894,438, and its shareholders' deficit was
$2,525,828. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

Item 7. Financial Statements

Financial Statements

CONTENTS                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                              F-1
FINANCIAL STATEMENTS
Consolidated Balance Sheet                                                     F-2
Consolidated Statements of Operations                                          F-3
Consolidated Statement of Shareholders' Equity                                 F-4
Consolidated Statements of Cash Flows                                          F-5
Notes to Consolidated Financial Statements                                     F-6 to F-18

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

                                    PART III

           Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions of our Directors,
Executive Officers and Advisors to the Board of Directors.

                                   Management

Name                            Age              Position

George Lovato, Jr.              47               CEO/Chairman/President
Don White                       52               Director/CFO/Vice President
David Poling                    74               Director/Vice President
Jay Simon                       44               Director/Secretary/Treasurer
Jerome Ruther                   69               Director
Lowell S. Fixler                69               Advisor to the Board
Philippe de La Chapelle         61               Advisor to the Board
Stedman Walker, Ltd.            N/A              Advisor to the Board/Consultant

All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified.  None of our Diretors, nor our outsider Advisors currently receive any form of cash compensation for their participation on the Company's Board of Directors.  At the chairmans discression he may award 144 stock and or stock options to the Directors in lieu of cash compensation for services rendered.

The officers of the Company are appointed by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

Director, Jay Simon is married to our CEO's, George Lovato, Jr.'s sister.

No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward.
Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of
Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

BIOGRAPHICAL INFORMATION

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
H. Capital Limited, a merchant banking and corporate finance consulting enterprise located in Albuquerque, New Mexico with branch offices in New York,
Colorado and Houston, Texas.

Don White

Mr. White is a Director, Vice President and Chief Financial Officer of
Americana. Mr. White is a CPA in Houston, Texas, and has operated an accounting practice for over 20 years. Mr. White was educated at Sam Houston State
University and received his degree in accounting in 1972. Mr. White has broad expertise in the development of market value financial statements. He currently advises the Company on general financial matters and corporate development and oversees the audit and acquisition committees. Mr. White fulfills the duties and responsibilities of the Company's Chief Financial Officer, as necessary. Mr.
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

Jay Simon

Mr. Simon is a Director and Secretary/Treasurer of Americana. Mr. Simon
graduated from the University of New Mexico in 1986 with a BS in Pharmacy. Mr.
Simon is currently the Chief Operating Officer of Global Medical Solutions, Ltd.
Formerly, Mr. Simon was the Vice President of International for Syncor. Mr.
Simon is nuclear pharmacist and has been involved in nuclear medicine and business operations for over 20 years. Mr. Simon has served as a Director and as the Company's Secretary/Treasurer since its inception.

Jerome Ruther

Mr. Ruther is a Director of the Company. Mr. Ruther graduated from Northwestern
University in 1954 with a degree in accounting. Later Mr. Ruther attended
Northwestern University Law School, graduated, and engaged in the legal profession for approximately 20 years. Mr. Ruther has had business experience with various media businesses and real estate developments. He was also a controlling shareholder of Sunset Productions, Inc., an audio book production company. Mr. Ruther has been a Director of the Company since January 2001.

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

Philippe de La Chapelle, Advisor to the Board of Directors

Mr. de La Chapelle formerly was the Managing Director of Hill Thompson Capital
Markets, Inc., an investment banking firm founded in 1932. Mr. de La Chappell specializes in the development of United States and offshore corporate finance opportunities. A graduate of Georgetown Law School, he has been international counsel for W.R. Grace and Co. Currently, he is Executive Vice President of
Warnaco.

Stedman Walker, Ltd., Advisor to the Board of Directors

Stedman Walker, Ltd. is a corporate finance and investor relations consulting firm with over 100 years of experience.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2003 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, except that: George Lovato filed a Form 4 late 7 times, Jay Simon filed a Form 4 late 1 time, Don White filed a Form 4 late 2 times, and David
Poling failed to file a Form 4 and Form 5.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

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
          (a)         (b)     (c)       (d)       (e)       (f)          (g)         (h)       (i)

                                                 Other
         Name                                    Annual   Restricted   Securities   LTIP       All
          And                                    Compen   Stock        Underlying   Payouts    Other
       Principal             Salary     Bonus    sation   Award(s)     Options      SARs(1)    Compen
       Position       Year     ($)       ($)       ($)       ($)                    ($)        sation

     George Lovato
     CEO/Director     2003        0         0         0   285,000(2)      0         0         0
                      2002  604,520(3)      0         0    35,000         0         0         0
                      2001  141,000         0         0   264,000         0         0         0
       Jay Simon
Sec/Treas/Director
                      2003        0         0         0         0         0         0         0
                      2002        0         0         0         0         0         0         0
                      2001        0         0         0   138,000         0         0         0
     David Poling
V. President/Director
                      2003        0         0         0    25,000(4)      0         0         0
                      2002  140,000(5)      0         0    17,500         0         0         0
                      2001        0         0         0    94,000         0         0         0

     Jerome Ruther    2003        0         0         0         0         0         0         0
       Director (2)   2002        0         0         0         0         0         0         0
                      2001   15,000(6)      0         0   205,500   328,000         0         0

      Don White       2003        0         0         0   160,000(7)      0         0         0
                      2002  420,583(8)      0         0    17,500         0         0         0
    CFO/Director      2001   22,500         0         0   329,000         0         0         0

(1)  No SARs were granted or exercised by any named executive officer in any of, the last three fiscal  years.

(2)  Based on the closing  price of our common stock on December  31,  2003,  of
     $0.02 per share,  the awards have a value of $5,700.  The restricted  stock will be paid dividends on a pari-passu  basis with all other  stockholders, if ever. The restricted stock vests on the date of the grant.

(3)  The amount also  include  $577,520,  paid with  8,250,292  shares of common stock issued in lieu of cash compensation for services rendered

(4)  Based on the closing  price of our common stock on December  31,  2003,  of
     $0.02 per share, the awards have a value of $500. The restricted stock will be paid  dividends on a pari-passu  basis with all other  stockholders,  if ever. The restricted stock vests on the date of the grant.

(5)  The amounts also include  $140,000,  paid with  2,000,000  shares of common stock issued in lieu of cash  compensation  for services  rendered

(6)  Amounts paid to Mr. Ruther were paid for services performed for the Company in conjunction with the creation of our audio books division.

(7)  Based on the closing  price of our common stock on December  31,  2003,  of
     $0.02 per share,  the awards have a value of $3,200.  The restricted  stock will be paid dividends on a pari-passu  basis with all other  stockholders, if ever. The restricted stock vests on the date of the grant.

(8)  The amounts also include  $406,000,  paid with  5,800,000  shares of common stock issued in lieu of cash compensation for services rendered

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2003.

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

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

The following table sets forth the stock ownership of each person known by the
Company to be a beneficial owner of five percent (5%) or more of the Company's equity securities, each of our executive officers, each of our directors, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer, Chief Financial Officer,
Secretary and the Vice-Presidents. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name and Address of                         Amount and Nature
   Beneficial Owner      Title of Class    of  Beneficial Ownership  Percent of Class
--------------------------------------------------------------------------------

George Lovato, Jr             Common        12,144,000                   12.1%
12310 Claremont NE
Albuquerque, NM  87112

Don White                     Common         6,200,000                    6.1%
8106 Devonwood
Huston, TX  77070

Jerome Ruther                 Common         1,075,000                    1.0%
1208 North Summit Drive
Santa Fe, NM  87501

Jay Simon                     Common           400,000                     .4%
5528 E. Cheryl Drive
Paradise Valley, AZ  85253

David Poling                  Common         2,762,300                    2.7%
3616 San Rio Place NW
Albuquerque, NM  87107

Total Shares of Officers and
Directors as a Group          Common        22,581,300                   22.5%

For information  concerning our equity  compensation  plans,  see Item 5 of this
Annual Report on Form 10-KSB.

             Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 1, 1999 we entered into a Corporate Finance Consulting Agreement with
B. H. Capital Limited, an entity owned and controlled by our President and Chief
Executive Officer, Mr. George Lovato, Jr. The term of the agreement is for 5 years. This agreement requires us to pay a success fee to B. H. Capital Limited for any financing obtained for Americana by B. H. Capital Limited. The success fee is calculated as 1% of the gross amount of financing raised.

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

In September, October and November 2001 our director, Jerome Ruther, loaned us
$100,000,in each month, respectively. Each loan accrues interest at the rate of 30% per year. Interest is to be paid monthly and principle is to be paid one year from the date of the loan. No payments of principle or interest have been paid toward this obligation.

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
               ("Seller") filed with the Securities and Exchange Commission on
               October 23,2003.
          10.2 - Agreement with Karim  Amiryani,  Douglas W. Jordan,  Douglas W.
               Jordan  Defined  Benefit  Pension  Plan,  Norman  Ross,  Tel  Pro
               Marketing, Stranco Investment and Vestcom for the purchase of 12%
               Convertible Debentures, filed with the Securities and Exchange Commission on
               October 23,2003.
          10.3 -  Restructure  Agreement  between  Advantage  Fund  I,  LLC  and
               Americana Publishing, Inc., filed with the Securities and Exchange Commission on
               October 23,2003.
          10.4 -  6%  Senior  Secured   Convertible   Debenture  issued  by  the
               registrant in favor of Advantage Fund I, LLC, filed with the Securities and Exchange Commission on
               October 23,2003.
          10.5 -  Convertible  Debenture  dated  September  13, 2001 in favor of
               Jerome Ruther, filed with the Securities and Exchange Commission on
               October 23,2003.
          10.6 - Convertible Debenture dated October 12, 2001 in favor of Jerome
               Ruther, filed with the Securities and Exchange Commission on
               October 23,2003.
          10.7 -  Convertible  Debenture  dated  November  21,  2001 in favor of
               Jerome Ruther, filed with the Securities and Exchange Commission on
               October 23,2003.
          10.8 -  Convertible  Debenture  dated  September  2002 in  favor of S.
               Fixler, filed with the Securities and Exchange Commission on
               October 23,2003.
          10.9 - Convertible Debenture dated October 2002 in favor of Don White, filed with the Securities and Exchange Commission on
               October 23,2003.
          10.10-  Convertible  Debenture  dated  December  2002 in  favor  of S.
               Fixler, filed with the Securities and Exchange Commission on
               October 23,2003.
          10.11- Promissory  Note dated  December 5, 2001 in favor of Don White, filed with the Securities and Exchange Commission on
               October 23,2003.
          10.12- Lease  between  Americana  Publishing,  Inc. and B. H. Capital,
               Inc.  for  premises  located  at 303 San  Mateo NE,  Suite  104A,
               Albuquerque, New Mexico, filed with the Securities and Exchange Commission on
               October 23,2003.
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
               with the Securities and Exchange Commission on October 23,2003.
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
          10.20-  Form  of  12%  Senior  Secured  Convertible  Debenture,  filed with the Securities and Exchange Commission on October 23,2003.
          10.21- Form of Class A  Warrant  issued to BG  Holdings,  LLC and Gulf
               Coast Advisors, Ltd., filed with the Securities and Exchange Commission on
               October 23,2003.
          10.22- Form of Class B  Warrant  issued to BG  Holdings,  LLC and Gulf
               Coast Advisors, Ltd., filed with the Securities and Exchange Commission on
               October 23,2003.
          10.23- Form of Class A Warrant  issued to Toscana Group,  Inc.,  filed with the Securities and Exchange Commission on October 23,2003.
          10.24- Form of Class B Warrant  issued to Toscana Group,  Inc.,  filed with the Securities and Exchange Commission on October 23,2003.
          10.25 - 6% Senior Secured Convertivle Debenture issued to Addison Adams,
                December 18, 2003, filed herewith
          10.26 - 6% Senior Secured Convertivle Debenture issued to Nimish Patel,
                December 18, 2003, filed herewith
          10.27 - 6% Senior Secured Convertivle Debenture issued to Erick Richardson,
                December 18, 2003, filed herewith
          10.28 - Equipment lease between Americana Publishing, Inc. and B.H.
                  Capital Limited, LLC, filed herewith
          14.  - Code of Ethics filed herewith
          16.  - Letter on  change in  certifying  accountant,  incorporated  by reference  from the  Current  Report on Form 8-K  filed  with the
               Securities  and Exchange  Commission by the registrant on October
               22, 2002.
          23.  - Consent of Independent Auditor, filed herewith.
          31.1 - Certification  of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a),
               filed with the Securities and Exchange Commission on March 29, 2004.
          31.2 - Certification  of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a),
               filed with the Securities and Exchange Commission on March 29, 2004.
          32.1 -  Certification  of Chief Executive Officer Pursuant  to  Section  1350 of  Title 18 of the
               United States Code, filed with the Securities and Exchange Commission on March 29, 2004.
          32.2 -  Certification  of Chief Financial Officer Pursuant  to  Section  1350 of  Title 18 of the
               United States Code, filed with the Securities and Exchange Commission on March 29, 2004.

               -------------------------------------------------------

Reports on Form 8-K

The Company filed a Form 8-K, under item 5 on November 21, 2003, relating to a press release discussing the Company's implementation of various initiatives and the increase in interest in the Company's library of audio books.

                 Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit related fees" consisted of consulting relating to accounting issues. "All other fees" consisted of valuation of certain stock options.

                                             December 31, 2003                 December 31, 2002

(i)         Audit Fees                       $30,000                           $30,000
(ii)        Audit Related Fees               $ 7,500                           $ 7,500
(iii)       Tax Fees                         $     0                           $     0
(iv)        All Other Fees                   $     0                           $ 4,500

                                   SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                        AMERICANA PUBLISHING, INC.

Date: March 29, 2004
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

Name                              Title                             Date

/s/George Lovato, Jr.
George Lovato, Jr.                Chairman, Chief Executive         March 29, 2004
                                  Officer and President

/s/Don White
Don White                         Chief Financial Officer,          March 29, 2004
                                  Director

/s/Dr. David Poling
Dr. David Poling                  Director                          March 29, 2004

/s/Jay Simon
Jay Simon                         Director                          March 29, 2004

/s/Jerome Ruther
Jerome Ruther                     Director                          March 29, 2004

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

Dated  March 29, 2004

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

Dated  March 29, 2004

                                                        /s/Don White
                                                        Don White
                                                        Chief Financial Officer

Exhibit
32.1

                    CERTIFICATION OF cHIEF EXECUTIVE OFFICER
                          OF AMERICANA PUBLISHING, INC.
                            PURSUANT TO 18 USC 1350

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code) each of the undersigned officers of Americana Publishing, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The annual report on Form 10-KSB for the year ended December 31, 2003 of the
Company fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated  March 29, 2004

/s/George Lovato, Jr.
George Lovato, Jr., President
and Chief Executive Officer

                                       24

32.1

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF AMERICANA PUBLISHING, INC.
                            PURSUANT TO 18 USC 1350

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code) each of the undersigned officers of Americana Publishing, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The annual report on Form 10-KSB for the year ended December 31, 2003 of the
Company fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated  March 29, 2004

/s/Don White
Don White
Chief Financial Officer

                                       25

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Americana Publishing, Inc. and subsidiary
Albuqerque, New Mexico

I have audited the accompanying consolidated balance sheet of Americana
Publishing, Inc. and subsidiary, as of December 31, 2003 and the related consolidated statements of operations, and cash flows for the year then ended.
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

In my opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Americana
Publishing, Inc and subsidiary as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

//Philip H. Salchli, CPA//
Houston, Texas
March 22, 2004

                     Americana Publishing, Inc. and Subsidiary
                           Consolidated Balance Sheet
                             As of December 31, 2003

ASSETS

Current Assets                                                     2003
                                                                -------------
    Cash and cash equivalents                                $   30,790
    Accounts Receivable, less allowance for doubtful
      accounts of $29,316                                       269,344
    Inventory                                                    83,340
    Prepaid and other current assets                              4,679
    Assets from discontinued operations                       1,519,430
                                                             ---------------

        Total Current Assets                                 $1,907,583

Property and Equipment, net                                     369,616
                                                             ---------------
TOTAL ASSETS                                                 $2,277,199
                                                             ===============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts Payable                                         $  220,102
    Accrued expenses                                            392,696
    Notes Payable                                                22,719
    Notes payable - related parties                              93,782
    Convertible debt - related parties                          387,500
    Liabilities due to discontinued operations                3,686,233
                                                             -------------
       Total current liabilities                              4,803,032

Commitments and contingencies

Shareholder's deficit
    Preffered stock, no par
      20,000,000 shares authorized
      no shares issued and outstanding                                -
    Common stock, $0.001 par value
      100,000,000 shares authorized                                   -
       30,863,837 shares issued and outstanding                  99,998
       (35,268,295 shares held in trust)
    Additional Paid-In Capital                               12,760,818
    Accumulated deficit                                     (15,386,649)
                                                            -------------
        Total shareholder's deficit                          (2,525,833)
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICT                  $ 2,277,199
                                                            =============

   The Accompanying Notes are an Integrated Part of these Financial Statements

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                                          2003               2002

Revenues                                                              $ 1,277,512       $  640,848

Cost of goods sold                                                        484,822          103,520
                                                                      ----------        ----------
Gross profit                                                              792,690          537,328

Operating expenses
     Depreciation and amortization                                        111,484          102,351
     Selling, general, and administrative (including stock-
         based compensation of $2,464,167 and $1,266,641)               3,162,960        2,159,139
                                                                      ----------        ----------
         Total operating expenses                                       3,274,444        2,261,490
                                                                      ----------        ----------
Loss from operations                                                   (2,481,754)     (1,724,162)

Other income (expense)
     Miscellaneous Income                                                  10,393         (61,804)
     Miscellaneous Expense                                                (49,611)              -
                                                                      ----------        ----------
         Total other income (expense)                                     (39,218)        (61,804)

Loss before discontinued operations                                    (2,520,972)     (1,785,966)

Loss from discontinued operations                                                        (829,552)
Impairment of goodwill of discontinued operations                              -                -
                                                                      ----------        ----------
Net loss                                                               (2,520,972)    $(2,615,518)

Basic and diluted loss per share
     From continuing operations                                             (0.04)     $     (0.09)
     From discontinued operations                                               -            (0.04)
                                                                      ----------        ----------
         Total                                                              (0.04)     $     (0.13)
                                                                      ==========        ==========
Basic and diluted weighted-average shares outstanding                  62,505,619      19,603,657
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
Issuance of common
   stock to employees
   and members of the
   Board of Directors
   for services
   rendered                       3,077,000              3,077           271,509                             274,586
Net Loss                                                                               (2,615,517)        (2,615,517)
Balance, December
   31, 2002                      30,863,837             30,863        10,315,726      (12,865,672)        (2,519,082)
Issuance of common
   stock in exchange
   for cash                         992,560                992            49,008                              50,000
Issuance of common
   stock to outside
   consultants in
   exchange for
   services
   rendered                       51,842,644   $        51,843  $      1,860,854                           1,912,697
Issuance of common
   stock to employees
   and members of the
   Board of Directors
   for services
   rendered                      16,300,000             16,300           535,200                             551,500
Net Loss                                                                               (2,520,972)        (2,520,972)
Balance, December
   31, 2003                      99,999,041             99,998        12,760,785      (15,386,644)        (2,525,858)

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                      2003               2002
Cash flows from operating activities
   Net loss from continuing operations                                            $(2,520,972)         $ (1,785,966)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                  111,484               102,352
       Allowance for doubtful accounts                                                      -                26,816
       Issuance of common stock to outside consultants
         in exchange for services rendered                                          1,912,697               992,055
       Issuance of common stock to employees and
         members of the Board of Directors in exchange
         for services rendered                                                        551,500               274,586
       Accounts receivable (Increase) Decrease                                         80,877              (307,126)
       Inventory (Increase) Decrease                                                  (14,094)              (48,886)
       Prepaid and other current assets (Increase) Decrease                             2,791                (1,736)
       Factor payable Increase (Decrease)                                              42,413                62,975
       Accounts payable Increase (Decrease)                                            (4,021)              186,133
       Accrued expenses Increase (Decrease)                                            33,757                94,241
                                                                                   -----------             ---------
Net cash used in operating activities                                                 196,432              (404,556)

Cash flows from investing activities
   Purchase of property and equipment                                                (206,586)              (28,981)
   Exercise of consulting options
50,000                     -
                                                                                    -----------             --------
Net cash provided by (used in) investing activities                                  (156,586)              (28,981)

Cash flows from financing activities
   Payback of notes payable                                                       $    (9,056)      $       125,545
   Proceeds from sale of common stock                                                       -               306,000
                                                                                     ----------             --------
Net cash provided by financing activities                                              (9,056)              431,545
                                                                                     ----------             --------
Net decrease in cash and cash equivalents                                              30,790                (1,992)

Cash and cash equivalents, beginning of year                                                -                 1,992

Cash and cash equivalents, end of year                                            $    30,790       $             -

Supplemental disclosures of cash flow information

   Interest paid - continuing operations                                                    -       $        61,805

   Interest paid - discontinued operations                                                  -       $       110,832

   Income taxes paid                                                                        -       $             -

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

          During the nine months ended  September 30, 2002,  the Company  ceased
          operations of CMG. CMG filed  Chapter 7 bankruptcy on            .  In
          addition,  the Company is involved in a lawsuit  with the former owner of CMG.

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

NOTE 2 - GOING CONCERN

          The  accompanying  financial  statements have been prepared on a going concern basis,  which  contemplates  the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements,  during the years ended December 31, 2003 and 2002,  the  Company  (as  defined  in Note 3)  incurred  losses of
          $2,520,972 and $2,615,518,  respectively.  In addition, as of December
          31, 2003,  its total  current  liabilities  exceeded its total current assets by $2,895,438,  and its  shareholders'  deficit was $2,525,828.
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
          25.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising Expense
          The  Company  expenses  advertising  in the  period  the  service  was incurred.  For the year ended December 31, 2003,  advertising  expense for continuing  operations  was  approximately  $3,002.  For the years ended December 31, 2002, advertising expense for continuing operations was approximately $2,675.

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

          The  following  potential  common  shares have been  excluded from the computation  of diluted net loss per share for the year ended December
          31, 2003 because the effect would have been anti-dilutive:

                  Stock options outstanding                  600,000
                  Convertible debt                        27,874,684

                      Total                               28,474,684
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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Risk
          During the year ended  December 31, 2003, the Company had net sales to five major customers that  represented  29%, 20%,13%, 5% and 5% of net sales.

          In the  event of a merger,  sale of the  Company,  a hostile  takeover attempt,  or  other  sales  of the  Company's  assets,  each  director previously  granted  options will have the option to purchase  300,000 additional shares of common stock at $1 per share.

          Recently Issued Accounting Pronouncements

          In December of 2003 the Financial  Accounting  Standard Board ("FASB")
          revised SFAS #132.

          This Statement revises employers'  disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or  recognition  of those plans  required by FASB  Statements  No. 87,
          Employers' Accounting for Pensions,  No. 88, Employers' Accounting for
          Settlements and  Curtailments of Defined Benefit Pension Plans and for
          Termination   Benefits,   and  No.  106,  Employers'   Accounting  for
          Postretirement  Benefits Other Than Pensions.  This Statement  retains the  disclosure  requirements  contained  in FASB  Statement  No. 132,
          Employers'   Disclosures  about  Pensions  and  Other   Postretirement
          Benefits,  which it replaces.  It requires  additional  disclosures to those in the  original  Statement  132 about the assets,  obligations, cash flows,  and net periodic  benefit cost of defined benefit pension plans and other defined  benefit  postretirement  plans.  The required information  should be provided  separately  for pension plans and for other postretirement benefit plans.

          The Company  does not expect  adoption of SFAS #132 to have a material impact, if any, on its financial position.

          In April of 2003 the Financial  Accounting  Standards  Board  ("FASB")
          issued SFAS #149.

          This Statement amends and clarifies financial accounting and reporting for derivative  instruments,  including certain derivative instruments embedded in other contracts  (collectively referred to as derivatives)
          and for hedging  activities  under FASB Statement No. 133,  Accounting for Derivative Instruments and Hedging Activities.

          The Company  does not expect  adoption of SFAS #149 to have a material impact, if any, on its financial position or results fo operations.

          In May of 2003 the  Financial  Accounting  Statndards  Board  ("FASB")
          issued SFAS #150.

          This Statement  establishes standards for how an issuer classifies and measures certain financial  instruments with  characteristics  of both liabilities  and  equity.  It  requires  that  an  issuer  classify  a financial  instrument  that is within its scope as a liability  (or an
          asset  in  some   circumstances).   Many  of  those  instruments  were
          previously  classified  as  equity.  Some  of the  provisions  of this
          Statement are consistent with the current definition of liabilities in
          FASB Concepts Statement No. 6, Elements of Financial  Statements.  The
          remaining provisions of this Statement are consistent with the Board's proposal to revise that  definition to encompass  certain  obligations that a  reporting  entity can or must settle by issuing its own equity shares,  depending  on  the  nature  of the  relationship  established between  the holder and the  issuer.  While the Board  still  plans to revise that definition  through an amendment to Concepts  Statement 6, the  Board  decided  to  defer  issuing  that  amendment  until it has concluded its  deliberations  on the next phase of this project.  That next  phase  will deal with  certain  compound  financial  instruments
          including   puttable  shares,   convertible  bonds,  and  dual-indexed
          financial instruments.

          The Company  does not expect  adoption of SFAS #150 to have a material
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

         Stock Option Plan (Continued)

         A summary of the Company's outstanding options and activity is as follows:
                                                                                     Weighted-
                                                                                      Average
                                                                     Number          Exercise
                                                                  of Options           Price

                           Outstanding, December 31, 2001        3,075,000        $     0.24
                                                                ==========

                           Exercisable, December 31, 2001        3,075,000        $     0.24
                                                                ==========

                 Outstanding, December 31, 2001                  3,075,000           $  0.24
                      Granted                                            0
                      Forfeited                                     75,000
                                                                ----------
                           Outstanding, December 31, 2002        3,000,000           $  0.24
                                                                ==========

                           Exercisable, December 31, 2002        3,000,000           $  0.24

                  December 31, 2003
                        Forfeited                                2,400,000

                           Outstanding and Excercisable         600,000              $  0.17
                                                                ==========

     The exercise  prices for the options  outstanding  at December 31, 2003 was
     $0.17, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
               Prices        Outstanding        Exercisable            Life       Outstanding       Exercisable

         $      0.17                 600,000           600,000        1.00 years  $          0.17  $           0.17
                                  ---------         ---------
                                   600,000           600,000
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

                                                                 2002
                  Net loss
                      As reported                         $    (2,238,437)
                      Pro forma                           $    (2,328,437)
                  Basic loss per common share
                      As reported                         $         (0.41)
                      Pro forma                           $         (0.42)

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2003 consisted of the following:

                              Continuing Operations

                  Audio Production Cost                              450,769
                  Database and circulation list                      239,314
                  Computer equipment                                 140,514
                  Office furniture and fixtures                       71,073
                  Web site development                                44,663
                  Leasehold improvements                               5,299
                  Other                                               38,616
                                                                     -------
                                                                     990,248

                  Less accumulated depreciation and amortization     620,632
                                                                     -------
                      Total                                       369,616
                                                                     =======

          Depreciation  and amortization  expense for continuing  operations was
          $111,484  and $102,351 for the years ended  December 31, 2003 and 2002, respectively.

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
                                                                 ==========

          Depreciation and amortization expense for discontinued  operations was
          $0 and  $141,094  for the  years  ended  December  31,  2003 and 2002, respectively.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES - DISCONTINUED OPERATIONS

          At December 31, 2003, the Company  maintained notes payable to certain officers  of the  Company,  which  are  payable  upon  demand  and are non-interest-bearing.  As  of  December  31,  2003,  the  amounts  due aggregated to $48,751.

NOTE 6 - CONVERTIBLE DEBT - RELATED PARTIES

          The Company issued  convertible debt, as summarized below,  payable to various individuals,  which is convertible at the option of the holder into the Company's common stock.  Interest at 30% per annum is payable on a monthly  basis.  If the note holders  elect to convert their debt into common stock, the conversion prices range from $0.05 to $0.10 per share.  There were not any conversions to common stock during the year ended December 31, 2003 (see Note 12).

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
                  Less amount representing interest                     ================

         Rent expense was $48,000 and $48,000 for the years ended December 31, 2003 and 2002, respectively.

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

NOTE 8 - SHAREHOLDERS' DEFICIT

         Common Stock
          During the years ended  December  31, 2003 and 2002,  the Company sold
          992,560  and  2,011,666  shares,  respectively,  of  common  stock for
          $50,000 and $306,000,  respectively, under regulation 4(2). Regulation
          4(2)  provides  for the sale of  restricted  shares  of  common  stock without the preparation of a prospectus.  The shares offered cannot be sold for a period of one year.

          During the years ended  December 31, 2003 and 2002, the Company issued
          16,300,000  and  3,077,000  shares,  respectively,  of common stock to employees and members of its Board of Directors for services rendered.
          Compensation  expense of $551,500 and  $274,586  was recorded  with an offset to common stock and additional paid-in capital during the years ended December 31, 2003 and 2002, respectively.

         Common Stock (Continued)
          During the years ended  December 31, 2003 and 2002, the Company issued
          51,842,644  and 10,888,601  shares,  respectively,  of common stock to outside consultants and companies for services rendered.  These shares were  recorded  at their fair  market  value at the time of  issuance.
          Consulting  expense of $1,912,697 and  $992,055  was recorded  with an offset to common stock and additional paid-in capital during the years ended December 31, 2003 and 2002, respectively.

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

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

         Stock Option Plan (Continued)
         A summary of the Company's outstanding options and activity is as follows:
                                                                                  Weighted-
                                                                                      Average
                                                                     Number          Exercise
                                                                  of Options           Price

                           Outstanding, December 31, 2001        3,075,000        $     0.24
                                                                ==========

                           Exercisable, December 31, 2001        3,075,000        $     0.24
                                                                ==========

                 Outstanding, December 31, 2001                  3,075,000           $  0.24
                      Granted                                            0
                      Forfeited                                     75,000
                                                                ----------
                           Outstanding, December 31, 2002        3,000,000           $  0.24
                                                                ==========

                           Exercisable, December 31, 2002        3,000,000           $  0.24

                  December 31, 2003
                        Forfeited                                2,400,000

                           Outstanding and Excercisable         600,000              $  0.17
                                                                ==========

     The exercise  prices for the options  outstanding  at December 31, 2003 was
     $0.17, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
               Prices        Outstanding        Exercisable            Life       Outstanding       Exercisable

         $      0.17                 600,000           600,000        1.00 years  $          0.17  $           0.17
                                  ---------         ---------
                                   600,000           600,000
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

                                                                  2002
                  Net loss
                      As reported                         $    (2,238,437)
                      Pro forma                           $    (2,328,437)
                  Basic loss per common share
                      As reported                         $         (0.41)
                      Pro forma                           $         (0.42)

NOTE 9  - INCOME TAXES

          A reconciliation of the expected income tax computed using the federal statutory  income rate to the Company's  effective  rate for the years ended December 31, 2003 and 2002 was as follows:

                                                                                2003               2002
                  Income benefit computed at federal statutory tax
                      rate                                                      (34.0)%             (34.0)%
                  State taxes, net of federal benefit                            (5.0)               (5.0)
                  Permanent differences                                           6.0                 6.0
                  Valuation allowance                                            33.0                33.0

                         Total                                                      -   %               -  %

          Significant components of the Company's deferred tax assets for income taxes consisted of the following at December 31, 2001:

                  Deferred tax assets
                      Net operating loss carryforward                           $      4,191,516

                  Less valuation allowance                                             4,191,516

                           Net deferred tax assets                              $              -

          As  of  December  31,  2003,   the  Company  had  net  operating  loss
          carryforwards   for   federal  and  state   income  tax   purposes  of
          approximately  $6,288,069  and  $4,967,972,   respectively.   The  net
          operating  loss  carryforwards   begin  expiring  in  2017.

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

          During the year ended December 31, 2003, the Company issued a total of
          16,300,000  shares of common stock to various Board  members,  various officers/Board  members, and the Chairman/majority  shareholder valued at $551,500, which represents the fair market value.

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED

        Convertible Debt - Related Parties
         All amounts owed by Americana Publishing, Inc. are in default.

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED (Continued)

         Litigation (Continued)

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

