Form 10-Q
period 2004-03-31
AMERICANA PUBLISHING INC
filed 2004-05-12
CIK 1081751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2004, there were 180,827,176 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x].

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                      December 31, 2003 (Audited) and
                      March 31, 2004 (Unaudited)                         F-1

                Condensed Consolidated Statement of Operations
                      Three months ended March 31, 2004
                      and 2003                                           F-2

                Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2004
                      and 2003                                           F-3

                Notes to Condensed Consolidated Financial Statements     F-4 - F-5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  1 - 4

Item 3.  Controls and Procedures                                          5

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                         5

Item 2.         Changes in Securities                                     5

Item 3.         Defaults Upon Senior Securities                           6

Item 4.         Submission of Matters to a Vote of Security Holders       6

Item 5.         Other Information                                         6

Item 6.         Exhibits and Reports on Form 8-K                          7

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                      Condensed Consolidated Balance Sheets
                                      As of

                                                 March 31,        December 31,
                                                   2004               2003
                                                (unaudited)        (Audited)
ASSETS

Current Assets

    Cash and cash equivalents              $       12,624          $     30,790
    Accounts receivable, less allowance
      for doubtful accounts of $29,316
      and $29,316, respectively                   316,788               269,344
    Inventory                                      33,350                83,340
    Prepaid and other current assets                3,424                 4,679
    Assets from discontinued operations                 -             1,519,430
                                           ---------------         -------------

        Total Current Assets                      366,186             1,907,583

Property and Equipment, net                       418,818               369,616

                                           ---------------         -------------
TOTAL ASSETS                               $      785,004          $  2,277,199
                                           ===============         =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                              271,898               220,102
    Accrued expenses                              459,900               392,696
    Notes payable                                  70,000                47,719
    Notes payable - Officers and Directors         72,608                68,782
    Convertible debt - related parties            387,500               387,500
    Liabilities from discontinued operations            -             3,686,233
                                            ---------------        -------------
       Total current liabilities                1,261,906             4,803,032

Commitments and Contingencies

Shareholder's deficit
    Preferred stock, no par
      20,000,000 shares authorized
      0(unaudited)no shares issued and
        outstanding                                     -                     -
    Common stock, $0.001 par value
      500,000,000 shares authorized                     -                     -
      180,827,176 (unaudited) and 99,998,212
        shares issued and outstanding for
        March 31,2004 and December 31,2003,
        respectively                              180,827                99,998
    Additional paid-in capital                 14,262,818            12,760,818
    Accumulated deficit                       (14,920,547)          (15,386,649)
                                              -------------        -------------
        Total shareholder's deficit              (476,902)           (2,525,833)
                                              -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT  $     785,004          $  2,277,199
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations
                                 For the Period

                                          Three Months        Three Months
                                             Ended                Ended
                                         March 31, 2004      March 31, 2003
                                           (unaudited)         (unaudited)

Revenues                                    $  299,073          $  340,640

Cost of goods sold                             189,545             102,997
                                            -----------         ------------
Gross profit                                   109,528             237,643
                                            -----------        ------------

Operating expenses
   Compensation/Consulting Expense           1,536,579             286,500
   Depreciation and amortization                33,925              20,424
   Selling, general, and administrative        225,443             199,605
                                            -----------        ------------
      Total operating expenses               1,795,947             506,529
                                            -----------        ------------

Loss from operations                        (1,686,419)           (268,886)
                                            -----------        ------------
Other Income(Expense)
   Other Income                                      -                   -
   Interest Expense                                  -                (624)
   Interest Income                                             -                   -
   Other Expense                                14,282                   -
                                            -----------        ------------
       Total Other Income(Expense)              14,282                (624)
                                            -----------        ------------
Net(Loss)before extraordinary item           $(1,700,701)        $  (269,510)

Extraordinary Item

   Net Gain from discharge of bankruptcy
    of CMG                                              2,166,803                  -
                                            ===========        ============

Net Income after extraordinary item             466,102                  (269,510)

Basic and Diluted profit (loss) per share  $      0.003         $    (0.01)
                                            ===========        ============
Basic and Diluted weighted-average          134,618,280         38,896,058
  shares outstanding                        ===========        ============

                See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2004    March 31, 2003

Cash Flows From Operating Activities:
   Net Income                                      $   466,102     $     (269,510)
   Adjustments to Reconcile Net Loss
    To Net Cash used in operating activities
     Depreciation and amortization                    33,925             20,424
     Gain from discharge of bankruptcy            (2,166,803)                 -
     Allowance for doubtful accounts                       -                  -
     Capital Transactions                                  -                  -
     Issuance of Common Stock to outside
       consultants in exchange for services
       rendered                                      823,079             23,875
     Issuance of Common Stock to employees and
       members of the Board of Directors for
       services rendered                             713,500            286,500
     (Decrease) Increase in Accounts Receivable      (47,444)             4,118
     (Increase) Decrease Prepaid Expenses
                and Other Assets                       1,255            (23,642)
     Increase (Decrease)in Accounts Payable           51,796            (31,060)
     (Increase) Decrease in Inventory                 49,990             52,648
     Increase (Decrease) in Accrued expenses          67,204             35,884
                                                -------------        -----------
Net Cash Used In Operating Activities                 (7,396)            99,236
                                                -------------        -----------
Cash Flows From Investing Activities:

   Purchase of Property and Equipment                (83,127)           (45,171)
   Sale of Marketable Securities                           -                  -
                                                -------------        -----------
Net Cash provided by Investing Activities:           (83,127)           (45,171)
                                                -------------        -----------
Cash Flows From Financing Activities:
   Proceeds from notes payable                        26,107                  -
   Payments on notes payable                               -            (29,878)
   Payments on capitalization lease obligations            -                  -
   Proceeds from sale of Common Stock                 46,250                  -
                                                --------------       -----------
Net Cash Provided by Financing Activities             72,357            (29,878)
                                                --------------       -----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                   (18,166)           24,188

Cash and Cash Equivalents at
  Beginning of Period                                  30,790                 -
                                                     --------        -----------
Cash and Cash Equivalents at
  End of Period                                  $     12,624            24,188
                                                 =============       ===========

Supplemental disclosures of cash flow information

   Interest Paid                                 $         -         $      624
                                                 =============       ===========
   Income Tax paid                               $         -         $        -
                                                 =============       ===========

                See Accompanying Notes to Financial Statements.

                           AMERICANA PUBLISHING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements and related notes have been prepared by Americana Publishing, Inc., and not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented, have been made. Certain reclassifications have been made to the prior year to conform with the current years presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The  accompanying financial  statements  have been  prepared on a going  concern basis,  which  contemplates  the  realization  of assets and the  satisfaction of liabilities  in the  normal  course  of  business.  As  shown  in the  financial statements,  during the year ended  December 31, 2003 and the three months ended
March 31,  2004,  the company  incurred  losses of  $2,520,972 and $1,700,701, respectively.  In  addition,  as  of  March  31,  2004,  its  total  current liabilities  exceeded its current  assets by $895,720,  and its  shareholders'
deficit was $476,902.  These factors,  among others,  raise  substantial doubt about its ability to continue as a going concern.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

NOTE 4. LIQUIDITY

The Company has historically financed its operations through the sale of common stock. The Company now supports its operations primarily through sale of its product and, to a lesser extent, through sale of its common stock. The Company's revenues have averaged $100,000 per month for 2004. This revenue has not been adequate to cover current monthly cash expenditures thus requiring the Company to raise additional capital infusions to support operations. Currently, management believes revenues will increase to adequate levels to support cash expenditures.
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

Note 5. Stock Transactions

During the first three  months of 2004 the Company  issued 76,828,963 shares of common stock to various employees and consultants.  The fair value of this stock was  booked as  compensation  expense  and  consulting  expense in the amount of
$1,536,579.

Note 6.  Extraordinary Item

During the first quarter of 2004 the Chapter 7 Bankruptcy of CMG became final and a one time extraordinary gain of $2,166,803 was recorded for the forgiveness of debt. The forgiveness of debt resulted from the elimination of $1,519,430 of assets and the elimination of $3,686,233 in debt resulting in a net gain of
$2,166,803.

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

In July 2001 we acquired Corporate Media Group, Inc. in an attempt to vertically integrate our reproduction and duplication activities as they relate to our audio book operation. The consideration for the acquisition consisted of 772,000 shares of our common stock that we issued to Richard and Susan Durand and other key employees. Additionally, we issued 245,827 shares of our common stock, valued at approximately $98,328 or $0.40 per share, to two creditors of
Corporate Media Group, Inc. in payment of existing debt. After we made this acquisition, we raised $150,000 through the sale of our common stock in a private placement, borrowed $385,000 from officers and directors and engaged in two separate convertible debenture transactions that yielded $240,000. Over 80%
of these funds were contributed to Corporate Media Group, Inc. as working capital to supplement the purchase of raw materials for ongoing orders and payroll. We discontinued the operations of Corporate Media Group, Inc. in April
2002. This action was taken due to a lack of working capital, part of which was to be generated by refinancing certain equipment belonging to Corporate Media
Group, Inc. The value of this equipment was insufficient to support an adequate loan to value ratio for lending purposes. Furthermore, due to a decline in sales that we believe was due partially as a result of a decline in quality control and partially as a result of the terrorist attacks of September 11, 2001,
Corporate Media Group, Inc. was unable to support either increased debt service or its general day-to-day operating expenses, and, therefore, sought protection under the provisions of the US Bankruptcy Code, on August 5, 2003. Subsequent
to the filing of the bankruptcy, a creditor's meeting was held and no objections were filed with respect to the scheduled debts except for the adversary proceeding filed by Richard Durand, the former president of Corporate Media Group,
Inc. for damages incurred for non-payment of rent. The adversary proceeding is further described below. Therefore, in accordance with the US Bankruptcy Code
Sections 362, 523, and 727 and Federal Rules of Bankruptcy Procedure 4007,
an adjustment has been made to the current financial statement for the Company eliminating 2.1 million dollars in Corporate Media Group, Inc., debt from the
Americana Publishing, Inc., consolidated balance sheet. As a result of this action, the equity of the Company has improved by $2,166,803.

We currently have limited  internal and external  sources of liquidity.  At this time, aside from what we will spend on the production of audio masters, we have made no material commitment for capital expenditures. During the quarter ended
March 31, 2004, we spent approximately $83,127 for the production of audio masters and entered into a lease purchase agreement for reproduction equipment.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2004 As Compared To The Quarter Ended March 31, 2003 Our
revenues from operations for the quarter ended March 31, 2004 were $299,073 as compared to revenues of $340,640 for the quarter ended March 31, 2003, a decrease of 12%. Revenues decreased due to the increased sales of clearance inventory which we had available for sale at a lower unit price than our sales have historically demonstrated.

Cost of goods sold for the quarter ended March 31, 2004 increased by $86,548, to
$189,545 from $102,997 for the quarter ended March 31, 2003. The increase in cost of goods sold resulted from our increased sales of clearance inventory at a lower average unit price. Our gross profit from operations decreased to $109,528 for the quarter ended March 31, 2004 as compared to $237,643 for the quarter ended March 31, 2003, a decrease of $128,115 or 54%. Our gross margin percent decreased to 36% for the quarter ended March 31, 2004 from 69.7% for the quarter ended March 31, 2003. The decrease in gross profit from operations and the decrease in gross margin percentage is attributable to our increased sales of clearance inventory at reduced prices. Further, Americana negotiated a lease purchase agreement with B.H. Capital, LLC, to acquire reproduction equipment capable of reproducing our product on both CD and tape media format. We estimate that the ability to reproduce product internally will reduce our per unit cost of goods sold by approximately 50%, thus enhancing our gross margin percent for the year 2004. However, this reproduction activity did not fully commence until the middle of the first quarter, 2004.

Selling, general and administrative costs increased by $25,838, to $225,443 for the quarter ended March 31, 2004 as compared to $199,605 for the quarter ended
March 31, 2003, a 13% increase. General and administrative expenses consist primarily of recruitment expenses, professional fees and other corporate expenses, including business development. These expenses increased due to increased professional fees, accounting fees and carrying cost of accounts receivable Compensation and consulting expense increased by $1,250,079, to
$1,536,579 for the quarter ended March 31, 2004 as compared to $286,500 for the quarter ended March 31, 2003, an increase of 436%. Compensation expense was higher during the first quarter of 2004 due to expenses incurred in connection with stock issues as compensation and year end bonuses to Directors in lieu of cash compensation and issuance of stock in lieu of cash compensation to consultants necessary for expansion of operations.

Our loss from operations was $1,686,419 for the quarter ended March 31, 2004 as compared to a loss from operations of $268,886 for the quarter ended March 31,
2003, an increase of $1,417,533 or 527%. The increase in net loss from operations was primarily attributable to the combination of increased sales of clearance inventory at reduced prices and the increase in compensation expense.

Interest expense decreased for the quarter ended March 31, 2004 by $624 to $ 0 as compared to $624 for the quarter ended March 31, 2003, a decrease of 624%.
The reduction in interest expense during the quarter ended March 31, 2004 resulted from the fact that we did not accrue interest on certain convertible notes payable to affiliates as reflected in the convertible notes section of our annual report for the fiscal year ended December 31, 2003. The notes are in default and no payments have been made; however, each of the notes in default has , as recourse, the right to convert to payment in stock of the Company, in lieu of cash payment.

Our net loss for the quarter ended March 31, 2004 was $1,700,701 as compared to
$269,510 in net loss for the quarter ended March 31, 2003, an increase of
$1,431,191 or 531%. The increase in net loss resulted from the increase in our sales of clearance inventory and the issuance of the Company's stock as compensation to directors, employees and consultants.

During the quarter ended March 31, 2004 the Chapter 7 Bankruptcy of CMG became final. Resulting in a one time gain of $2,166,803. This was recorded as an extraordinary. With this one time gain the Company recorded a profit of
$466,102. The gain of $2,166,803 resulted from the write off of assets in the amount of $1,519,430 and the write off of debt in the amount of $3,686,233 resulting in the net gain of $2,166,803.

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2003 and the quarter ended March 31, 2004, we incurred net operating losses of $2,529,072 and
$1,700,701, respectively. In addition, as of March 31, 2004, our total current liabilities exceeded our total current assets by $895,720, and our shareholders'
deficit was $476,902. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 we had cash or cash equivalents of $12,624 on hand, as compared to $30,790 cash or cash equivalents at December 31, 2003. Our primary source of cash during the three month period ended March 31, 2004 consisted of revenues from sales of our products.

Net cash used in operating activities was $7,396 for the quarter ended March 31,
2004 as compared to net cash provided by operating activities of $99,236 for the quarter ended March 31, 2003. Cash for the quarter ended March 31, 2004 was decreased primarily as a result of the costs associated with the sale of clearance inventory. The decrease in inventory related to the Company's concentration on reduction of inventory through implementation of a strategy expanding relations with existing sales outlets to encourage the purchase of the
Company's products.

Net cash used by investing activities was $83,127 during the quarter ended
March 31, 2004 as compared to $45,171 net cash used by investing activities during the quarter ended March 31, 2003. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

Net cash provided by financing activities during the quarter ended March 31,
2004 was $72,357 as compared to net cash used by financing activities in the amount of $29,878 for the quarter ended March 31, 2003. $72,357 was comprised of sale of common stock at $46,250 and net proceeds from increase in notes payable of $26,107.

During the quarter ended March 31, 2004 we paid interest expense of $0 as compared to the quarter ended March 31, 2003
during which we paid interest expense of $624.

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

We plan to increase revenues by continuing to acquire new titles and by looking for niche markets for our products while contemporaneously reducing our per unit cost. We recently began placing our products in truck stops throughout the
United States. We may also develop other types of products that are attractive to purchasers in the truck stop market. In order to reduce our per unit cost,
Americana entered into a lease purchase agreement with B.H. Capital, LLC to acquire equipment capable of reproducing our product on both CD and tape media.
With the ability to perform the reproduction function internally, the Company projects a 50% reduction in per unit cost, thus enhancing our profit percentage.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in the legal proceedings reported in our
Form 10-KSB for the fiscal year ended December 31, 2003 and no new legal actions have been filed by or against us during the three month period ended March 31,
2004.

With respect to the adversary proceeding filed against CMG and Americana by
Richard and Susan Durand during the last quarter of 2003, the Durands sought monetary compensation. The Bankruptcy Court of the Eastern District of Tennessee
located in Chattanooga, TN, has recommended that the bankruptcy court refrain from exercising its jurisdiction in most claims contained in the complaint. The factual and legal considerations have been referred to the District Court for its confirmation of the Bankruptcy Court's "Proposed Findings of Fact and
Conclusions of Law" relative to the above noted adversarial proceeding. The
District Court's proceeding and proposed findings, insofar as such might adversely affect Americana, continue to be strenuously contested.

In that more than 60 days has passed since the initial creditors meeting was scheduled, none of the scheduled debts can be collected in the face of the prohibition of Section 362, Title 11, US Bankruptcy Code. An adjustment has been made to the consolidated financial statement removing the assets and liabilities attributable to Corporate Media Group, Inc.

In the suit filed by Challenge Printing in the State District Court of Minnesota
seeking payment by Americana for a debt incurred by Corporate Media Group, Inc., answer has been made denying liability and discovery is being scheduled for the last week in May, 2004.

Item 2. Changes in Securities

We have sold or issued the following securities not registered under the
Securities Act by reason of the exemption afforded under Rule 506 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act of
1933, during the three year period ending on the date of filing of this report.
Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the
Securities Act insofar as (1) each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the
Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

          o    On March 17, 2004 we issued 500,000  shares of restricted  common stock,  at  a  value  of  $0.02  per  share  to  Chris  Knapp  in consideration for services rendered to the Company.

          o    On March 17, 2004 we issued 500,000  shares of restricted  common stock,  at a value of $0.02 per  share to  Gabriel  Rodriguez  in consideration for services rendered to the Company.

          o    On March 17, 2004 we issued 500,000  shares of restricted  common stock,  at a value of $0.02  per share to  Acquis  Associates  in consideration for services rendered to the Company.

          o    On March 17, 2004 we issued 2,000,000 shares of restricted common stock,  at a value  of  $0.02  per  share  to  Research  Works in consideration for services rendered to the Company.

          o    On March 17, 2004 we sold 1,000,000  shares of restricted  common stock to Anthony Broy in consideration for $10,000.00.

          o    On March 17, 2004 we sold  500,000  shares of  restricted  common stock to Philippe de La Chapelle in consideration for $5,000.00.

          o    On March 15, 2004 we issued 50,000  shares of  restricted  common stock,  at a value of $0.02 per share to Flying Point  Consulting in consideration for services rendered to the Company.

          o    On March 15, 2004 we issued 125,000  shares of restricted  common stock,  at a value of $0.02 per share to Sweeny  Family  Trust in consideration for services rendered to the Company.

          o    On March 15, 2004 we issued 125,000  shares of restricted  common stock,  at a value of $0.02  per share to Hayde  Family  Trust in consideration for services rendered to the Company.

          o    On March 11, 2004 we issued 100,000  shares of restricted  common stock,  at a value of $0.02 per share to  Philippe de La Chapelle in consideration for services rendered to the Company.

          o    On March 11, 2004 we issued 250,000  shares of restricted  common stock,  at a value  of  $0.02  per  share  to  Henry  Langsam  in consideration for services rendered to the Company.

          o    On March 1, 2004 we issued  900,625  shares of restricted  common stock  to  Richardson  &  Patel,  LLP in  consideration  of legal services rendered to the Company.

          o    On February 19, 2004 we issued 20,500,000 and 6,000,000 shares of restricted  common stock,  at a value of $0.02 per share,  to our
               President and Chief Executive  Officer,  Mr. George Lovato,  Jr.,
               and to our Chief Financial Officer, Mr. Don White,  respectively, in consideration for services rendered to the Company.

          o    On February  19, 2004 we issued  2,500,000  shares of  restricted common  stock  to each of  David  Poling  and  Jerry  Ruther  and
               1,000,000 shares of restricted common stock to Jerry Ruther,  all at a value of $0.02 per share for their  services as directors of the Company.

          o    On February  19, 2004 we issued  1,000,000  shares of  restricted common  stock,  at a value of $0.02 per share to Robert Singer in consideration for services rendered to the Company.

          o    On February  19, 2004 we issued  1,022,000  shares of  restricted common stock,  at a value of $0.02 per share to Advantage Fund in consideration for services rendered to the Company.

          o    On February  19, 2004 we issued  6,000,000  shares of  restricted common  stock,  at a value of $0.02 per share to SOS Resources in consideration for services rendered to the Company.

          o    On February  19, 2004 we issued  1,250,000  shares of  restricted common stock, at a value of $0.02 per share to several  employees of the Company, as a compensation bonus.

          o    On February  18, 2004 we issued  3,700,000  shares of  restricted common stock, at a value of $0.02 per share to several  employees of the Company, as a compensation bonus.

          o    On  February  18,  2004 we issued  250,000  shares of  restricted common  stock,  at a value of $0.02 per share to Doug  Sanchez in consideration for services rendered to the Company.

Item 3. Defaults upon Senior Securities

We are currently in default in relation to loans of $100,000, $100,000 and
$100,000 made to us in September, October and November 2001 by our director,
Jerome Ruther. The loans were to be repaid one year from the date they were made. The loans accrue interest at the rate of 30% per year. We have not made any payments of principle or interest to Mr. Ruther, but the notes contain a convertible feature permitting the holder to covert the note to stock..

We are also currently in default in relation to a loan of $10,000 made to us in
December 2001 by our Chief Financial Officer and director, Don White. The loan was to be repaid one year from the date it was made. The loan accrues interest at the rate of 30% per year. We have not made any payments of principle or interest to Mr. White, but the note contains a convertible feature permitting the holder to convert the note to stock.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's shareholders approved and adopted the following actions at the
Company's annual meeting of shareholders held on January 30, 2004:

          The shareholders elected George Lovato, Jr. (FOR:  98,617,905 AGAINST:
          0  WITHHELD/ABSTAINED/BROKER  NON-VOTES:  1,380,307),  Don White (FOR:
          98,617,905 AGAINST: 0 WITHHELD/ABSTAINED/BROKER NON-VOTES: 1,380,307),
          David Poling (FOR:  98,617,905  AGAINST:  0  WITHHELD/ABSTAINED/BROKER
          NON-VOTES:   1,380,307),   Jay  Simon  (FOR:   98,617,905  AGAINST:  0
          WITHHELD/ABSTAINED/BROKER  NON-VOTES:  1,380,307)  and  Jerome  Ruther
          (FOR:  98,617,905  AGAINST:  0  WITHHELD/ABSTAINED/BROKER   NON-VOTES:
          1,380,307)to the Board of Directors of the Company.

          The shareholders ratified the appointment of Phillip H. Salchli CPA as the  independent  auditor for fiscal  years 2002,  2003 and 2004 (FOR:
          99,780,222  AGAINST:  214,240   WITHHELD/ABSTAINED/BROKER   NON-VOTES:
          3,750).

          The shareholders also approved the resolution to authorize and empower its Board of  Directors,  to amend the  Articles of  Incorporation  to increase  the total number of shares of common  stock  authorized  for issuance by 400,000,000 to a total authorized of 500,000,000 shares of
          common     stock     (FOR:      96,996,480     AGAINST:      3,001,732
          WITHHELD/ABSTAINED/BROKER NON-VOTES: 0).

          The  shareholders  also approved a  modification  to an  anti-takeover provision  in certain  director  option  agreements  (FOR:  70,835,695
          AGAINST: 3,452,132  WITHHELD/ABSTAINED/BROKER  NON-VOTES: 22,000). The
          over-all  effect of the  proposal  is to  render  more  difficult  the accomplishment  of mergers or the assumption of control by a principal stockholder, and thus to make difficult the removal of management.

          The  shareholders  also  approved a reverse  stock split of the common stock of up to 100:1  conditioned on further  approval of the board of directors  prior to the next  annual  meeting  of  stockholders  (FOR:
          96,685,377  AGAINST:  3,278,502  WITHHELD/ABSTAINED/BROKER  NON-VOTES:
          34,333).

Item 5. Other Information

On February 27, 2004, the Company issued its letter of intent to purchase either the assets or the outstanding stock of Coreflix, Inc., a corporation domiciled in the State of California specializing in the rental DVD action sports movies.
The Company is engaged in performing due diligence with respect to the acquisition in the expectation that this acquisition will enhance the Company's growth in an expanding market. It is contemplated that upon completion of the acquisition, the operations of Coreflix, Inc., will be removed to Albuquerque, the principal facility of the Company, thus reducing overhead and realizing increased per unit profit. On April 21, 2004, the Company filed a report on Form
8-K to disclose the foregoing transaction with Coreflix.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            3.1(i)      Articles of Incorporation (1)

          3.2(ii)     Bylaws (1)

             10.1 - Security  Agreement and Power of Attorney to Langsam Borenstein
               Partnership, by Americana Publishing, Inc. (2)
          10.2 - Agreement with Karim  Amiryani,  Douglas W. Jordan,  Douglas W.
               Jordan  Defined  Benefit  Pension  Plan,  Norman  Ross,  Tel  Pro
               Marketing, Stranco Investment and Vestcom for the purchase of 12%
               Convertible Debentures. (2)
          10.3 -  Restructure  Agreement  between  Advantage  Fund  I,  LLC  and
               Americana Publishing, Inc. (2)
          10.4 -  6%  Senior  Secured   Convertible   Debenture  issued  by  the
               registrant in favor of Advantage Fund I, LLC. (2)
          10.5 -  Convertible  Debenture  dated  September  13, 2001, in favor of
               Jerome Ruther. (2)
          10.6 - Convertible Debenture dated October 12, 2001, in favor of Jerome
               Ruther. (2)
          10.7 -  Convertible  Debenture  dated  November  21,  2001, in favor of
               Jerome Ruther. (2)
          10.8 -  Convertible  Debenture  dated  September  27, 2001, in  favor of L.
               Fixler. (2)
          10.9 - Convertible Debenture dated October 21, 2001 ,in favor of Don White. (2)
          10.10-  Convertible  Debenture  dated  December 6, 2001, in  favor  of L.
               Fixler. (2)
          10.11- Promissory  Note dated  December 5, 2001, in favor of Don White. (2)
          10.12- Lease  between  Americana  Publishing,  Inc. and B. H. Capital,
               Inc.  for  premises  located  at 303 San  Mateo NE,  Suite  104A,
               Albuquerque, New Mexico. (2)
          10.13- Lease between Americana  Publishing,  Inc. and Tierra Americana
               Real  Estate,  LLC for  premises  located at 142  Truman  Street,
               Albuquerque,  New  Mexico. (3)
          10.14- Lease between  Corporate Media Group,  Inc. and Rick & Susan Durand for
               premises located at 142 Lupton Lane, Cleveland,  Tennessee. (2)
          10.15- Employment  Agreement  between Americana  Publishing,  Inc. and
               George Lovato, Jr., dated January 1, 1999. (1)
          10.16- Employment  Agreement  between Americana  Publishing,  Inc. and
               Don White, dated November 1, 1999. (3)
          10.17-  Americana  Publishing,  Inc.  2000 Stock  Purchase  and Option
               Plan. (4)
          10.18-  Americana   Publishing,   Inc.  2003  Equity  Incentive  Plan. (5)
          10.19- Corporate Finance  Consulting  Agreement between the registrant and B. H.  Capital  Ltd. (1)
          10.20-  Form  of  12%  Senior  Secured  Convertible  Debenture. (2)
          10.21- Form of Class A  Warrant  issued to BG  Holdings,  LLC and Gulf
               Coast Advisors, Ltd. (2)
          10.22- Form of Class B  Warrant  issued to BG  Holdings,  LLC and Gulf
               Coast Advisors, Ltd. (2)
          10.23- Form of Class A Warrant  issued to Toscana Group,  Inc. (2)
          10.24- Form of Class B Warrant  issued to Toscana Group,  Inc. (2)
          10.25 - 6% Senior Secured Convertible Debenture issued to Addison Adams, dated December 18, 2003. (6)
          10.26 - 6% Senior Secured Convertible Debenture issued to Nimish Patel, dated December 18, 2003 (6)
          10.27 - 6% Senior Secured Convertible Debenture issued to Erick Richardson,
                December 18, 2003. (6)
          10.28 - Equipment lease between Americana Publishing, Inc. and B.H.
                  Capital Limited, LLC. (6)

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
            ____________________________________
    (1)    Previously filed as an exhibit to our report on Form 10-SB filed with the SEC on April 15, 1999.
    (2)    Previously filed as an exhibit to our report on Form 10-KSB/A filed with the SEC on October 24, 2003.
    (3)    Previously filed as an exhibit to our report on Form 10-KSB (File No.  000-25783) filed with the SEC on February 25, 2000.
    (4)    Previously filed on Form S-8 with the SEC on October 23, 2000.
    (5)    Previously filed on Form S-8 with the SEC on May 21, 2003.
    (6)    Previously filed as an exhibit to our report on Form 10-KSB filed with the SEC on March 30, 2004.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended
        March 31, 2003

                                   SIGNATURES

     In accordance with the requirements of the Securities  Exchange Act of 1934 the  registrant  has duly  caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     Americana Publishing, Inc.

                                        By:  /s/ George Lovato, Jr.
                                           ------------------------
Date:  May 11, 2004                        George Lovato, Jr., Chief Executive Officer/Chairman

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

          (a) designed such disclosure  controls and procedures,  or caused such disclosure controls and procedures to be designed under my supervision,  to ensure that  material  information  relating to the Company,  32including its consolidated  subsidiaries,  is made  known to me by  others  within  those entities,  particularly  during the period in which the periodic  report is being prepared;

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

Dated:  May 11, 2004

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

Dated:  May 11 , 2004

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

Dated:  May 11, 2004

/s/George Lovato,Jr
George Lovato, Jr.
President and Chief Executive Officer

Dated:  May 11, 2004

/s/Don White
Don White,
Chief Financial Officer