Form 10QSB
period 2004-06-30
AMERICANA PUBLISHING INC
filed 2004-08-19
CIK 1081751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2004, there were 239,272,485 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x].

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                      December 31, 2003 (Audited) and
                      June 30, 2004 (Unaudited)                         1

                Condensed Consolidated Statement of Operations
                      Six months ended June 30, 2004
                      and 2003                                           2

                Condensed Consolidated Statements of Cash Flows
                      Six months ended June 30, 2004
                      and 2003                                           3

                Notes to Condensed Consolidated Financial Statements     4 - 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  6 - 10

Item 3.  Controls and Procedures                                          11

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                         11

Item 2.         Changes in Securities                                     11

Item 3.         Defaults Upon Senior Securities                           12

Item 4.         Submission of Matters to a Vote of Security Holders       12

Item 5.         Other Information                                         12

Item 6.         Exhibits and Reports on Form 8-K                          13

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Americana Publishing, Inc.
                      Condensed Consolidated Balance Sheet
                                      As of

                                                 June 30,        December 31,
                                                   2004               2003
                                                (Unaudited)        (Audited)
ASSETS

Current Assets

    Cash and cash equivalents              $            -          $     30,790
    Accounts receivable, less allowance
      for doubtful accounts of $29,316
      and $29,316, respectively                   319,533               269,344
    Inventory                                     180,688                83,340
    Prepaid and other current assets                8,121                 4,679
    Assets from discontinued operations                 -             1,519,430
                                           ---------------         -------------

        Total Current Assets                      508,342             1,907,583

Property and Equipment, net                       435,263               369,616
                                            ---------------         -------------
TOTAL ASSETS                               $      943,605          $  2,277,199
                                           ===============         =============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
    Accounts payable                              166,058               220,102
    Factor payable                                          350,830                     -
    Accrued expenses                              186,835               392,696
    Notes payable                                  76,971                47,719
    Notes payable - Officers and Directors         42,500                68,782
    Convertible debt - related parties             72,500               387,500
    Liabilities from discontinued operations            -             3,686,233
                                            ---------------        -------------
       Total current liabilities                  895,694             4,803,032

Commitments and Contingencies

Shareholder's equity (deficit)
    Preferred stock, no par
      20,000,000 shares authorized
      0(unaudited) no shares issued and
        outstanding                                     -                     -
    Common stock, $0.001 par value
      500,000,000 shares authorized                     -                     -
      233,678,844(unaudited) and 99,998,212
      shares issued and outstanding for
      June 30,2004 and December 31,2003,
      respectively                                233,679                99,998
    Additional paid-in capital-warrants          172,600                     -
    Additional paid-in capital                 15,094,266            12,760,818
    Accumulated deficit                       (15,452,634)          (15,386,649)
                                              -------------        -------------
        Total shareholder's equity (deficit)       47,911            (2,525,833)
                                              -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $    943,605           $  2,277,199
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations
                                 For the Period

                                       FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                           ENDED JUNE 30             ENDED JUNE 30
                                       2004            2003          2004         2003
                                   (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                                   ----------      ----------    ----------   ----------
Revenue                               650,326         644,470       351,253     303,829

Cost of Goods Sold                    305,051         222,411       115,505     119,413
                                   ----------      ----------     ---------    ---------
  Gross Profit                        345,275         422,059       235,748     184,416

Operating expenses
   Compensation/Consulting expense  1,980,741         376,469       444,162      89,970
   Selling, general and
     administration                   510,997       1,575,548       285,558   1,375,942
   Depreciation and amortization       68,944          42,861        35,015      22,437
                                    ---------         -------    -----------  ---------
      Total operating expenses      2,560,682       1,994,878       764,735   1,488,349

Loss from operations               (2,215,407)     (1,572,819)     (528,987) (1,303,933)

Other Income (Expense)
  Interest Expense                          -          (1,314)            -        (690)
  Other Income                         17,382           5,331         3,100       5,331
                                    -----------        --------    ---------   ----------
     Total other income (expense)     (17,382)          4,017        (3,100)      4,641
                                    -----------        --------    ---------   ----------
Loss before extraordinary item     (2,232,789)     (1,568,802)     (532,087) (1,299,292)

Extraordinary Item
  (Discharge of Bankruptcy - CMG)   2,166,803               -             -           -
                                   -----------       ---------   ----------    ---------

Loss after extraordinary item         (65,986)      (1,568,802)    (532,087)  (1,299,292)
                                   -----------       ---------  -----------    ---------

Net Loss                          $   (65,986)    $ (1,568,802)  $ (532,087) $(1,299,295)
                                  ============    ============  ===========    =========

Basic and diluted loss per share:
  From before extraordinary item $      (0.01)    $    (0.04)  $     (0.003) $    (0.03)
  After extraordinary item              (0.00)            -          (0.003)         -
                                   -----------      ----------  -----------    ---------
                                 $      (0.01)    $    (0.04)  $      0.006  $    (0.03)
                                   -----------      ----------  -----------    ---------

Basic and diluted
  weighted-average shares
  outstanding                     201,529,021       45,259,321 168,073,650   51,552,658
                                  ============     =========== ===========   ==========

                See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                             Six Months Ended          Six Months Ended
                                              June 30, 2004              June 30, 2003
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations             $(2,232,789)            $(1,568,801)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation and amortization                      68,944                 42,861
     Issuance of common stock to board members
       and employees for services rendered             724,500                376,470
     Issuance of common stock to consultants
       for services rendered                         1,256,242              1,223,883
     Provision for allowance for doubtful accounts           -                      -
     (Increase) decrease in
       Accounts receivable                             (50,189)               (12,219)
       Inventory                                        22,652                (39,751
       Prepaid expenses and other current assets        (3,442)                (7,868)
     Increase (decrease) in
       Account payable                                 (54,044)                59,813
       Accrued expenses                               (219,131)               133,785
       Factor Payable                                  350,830                188,738
                                                   ------------             ----------
      Net cash provided/used in operating
        activities                                    (136,427)               129,341
                                                   ------------             ----------
Net Cash Used by Operating Activities                                         129,312

Cash Flows From Investing Activities
   Purchase of property and equipment                  (51,463)               (77,595)
                                                   ------------             ----------

Net cash used in investing activities                  (51,463)               (77,595)
                                                   ------------             ----------

Cash flows from financing activities
  Proceeds from notes payable                                -                      -
  Payments on notes payable                            (15,500)               (44,962)
  Proceeds from the sale of warrants                   172,600                      -
                                                   ------------             ----------

Net cash provided/used by financing
   activities                                          157,100                (44,962)

Net increase in cash and cash equivalents              (30,790)                 6,784

Cash and cash equivalents, beginning of period          30,790                      -
                                                  ------------              ----------

Cash and cash equivalents, end of period                     -            $    6,784
                                                  ============              ==========

Supplemental disclosures of cash flow information

  Interest paid                                    $                        $   1,314
                                                  ============              ==========

  Income taxes paid                                $        -               $       -

                See Accompanying Notes to Financial Statements.

                           AMERICANA PUBLISHING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 JUNE 30, 2004

NOTE 1. BASIS OF PRESENTATION

The unaudited financial statements of Americana Publishing, Inc. (the Company)
have been prepared by the Company pursuant to the rules and regulations of the
Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the
Company for its fiscal year ended December 31, 2003.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2003 and the six months ended
June 30, 2004, the Company incurred operating losses of $2,520,972 and
$2,215,407, respectively. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

NOTE 4. Liquidity

The Company has historically financed its operations through the sale of common stock. The Company now supports its operations primarily through sale of its products and, to a lesser extent, through sale of its common stock. The Company's revenues have averaged $100,000 per month for 2004. This revenue has not been adequate to cover current monthly cash expenditures thus requiring the Company to raise additional capital to support operations. Currently, management believes revenues will increase to adequate levels to support cash expenditures.
In addition management has implemented a plan to lower cash expenditures and is actively pursuing additional sources of capital. There is no assurance that adequate revenues will be achieved to support operations.

Until it earns enough revenue from the sales of its products to support its operations, the Company will require additional financing.

Note 5. Stock Transactions

During the first six  months of 2004 the Company  issued 113,580,631 shares of common stock to various employees and consultants.  The fair value of this stock was  booked as  compensation  expense  and  consulting  expense in the amount of
$1,980,741.

Note 6.  Extraordinary Item

During the first quarter of 2004 the debts of our subsidiary, Corporate Media
Group, Inc., were discharged in bankruptcy and a one time extraordinary gain of
$2,166,803 was recorded for the forgiveness of debt. The forgiveness of debt resulted from the elimination of $1,519,430 of assets and the elimination of
$3,686,233 in debt resulting in a net gain of $2,166,803.

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                           FORWARD-LOOKING STATEMENTS

This report by Americana Publishing, Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words
"expect," "project," "estimate," "believe," "anticipate," "intend," "plan,"
"forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

o        the loss of the services of any member of our management team and, in particular, the loss of the services of George Lovato, our Chairman and
         Chief Executive Officer;

o        our ability to successfully integrate the business of Action Media Group,
         LLC into our operations;

o        increased competition in our niche market, truck stops, that would cause us to reduce the sales prices of our products or that would otherwise adversely impact our sales;

o        our ability to obtain financing as and when we need it;

o        a downturn in the U.S. economy that could result in a reduction in consumer discretionary spending; and other factors, all of which are difficult to predict and many of which are beyond our control.

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

We were incorporated in Colorado in April 1997. We are a multi-media publishing company. Our primary business is the publication and sale of audio books, but we also offer print books and electronic books. Thus far, substantially all of our revenues have been earned from the sale of audio books, which are recorded in cassette and CD format. Approximately 70% of our sales of audio books are made through truck-stops.

In April 2004 we acquired all of the assets of Action Media Group, LLC, doing business as Coreflix, a limited liability company that was domiciled in the
State of California. Coreflix specializes in the rental of DVD action sports movies. We believe that this acquisition will enhance our growth by diversifying our product offerings and customer base. On April 29, 2004 the operations of
Coreflix were moved to our headquarters in Albuquerque, New Mexico, thereby reducing overhead.

We do not earn enough in revenues to maintain our operations. To date, in addition to our revenues, we have funded our operations with loans from our officers and directors and sales of our securities. We will continue to need money to operate, and, other than an asset-based line of credit factoring agreement with Langsam Borenstein Partnership, which is described below, we have no commitments for funding from any third party. Our officers and directors are not required to continue to loan money to us and we cannot guarantee that sales of our securities will raise enough money to continue our operations. If we are unsuccessful in obtaining funds when we need them, we will be required to severely curtail, and possibly to even cease, our operations.

At this time, aside from what we will spend on the production of audio masters, we have made no material commitment for capital expenditures. During the quarter ended June 30, 2004, we spent approximately $51,463 for the production of audio masters.

In July 2001 we acquired Corporate Media Group, Inc., referred to in this discussion as "CMG", as a wholly owned subsidiary in an attempt to vertically integrate our reproduction and duplication activities as they relate to our audio book operation.

CMG discontinued its operations in April 2002 and sought protection under the provisions of the US Bankruptcy Code on August 5, 2003. CMG's debts were discharged through the bankruptcy, and in accordance with certain provisions of the US Bankruptcy Code, an adjustment was made to the our financial statements during the quarter ended March 31, 2004 that eliminated $3.67 million in debt and reduced our net loss to $65,986. There is no such adjustment to our financial statements for the quarter ended June 30, 2004.

Other than a potential downturn in the U.S. economy, which would affect the discretionary spending of consumers, we do not know of any trends, events or uncertainties not already discussed herein that are expected to have a materially adverse impact on our net sales and income from continuing operations. We do not consider sales of our books to be seasonal in nature, although we may experience an increase in sales during the year-end holidays.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2004 As Compared To The Quarter Ended June 30, 2003

Our revenues from operations for the quarter ended June 30, 2004 were $351,253 as compared to revenues of $303,829 for the quarter ended June 30, 2003, an increase of $47,424 or approximately 15.6%. Revenues increased primarily due to an order placed by a customer that was larger than orders placed by the same customer in the past.

Cost of goods sold for the quarter ended June 30, 2004 decreased by $3,908, or approximately 3.3%, to $115,505 from $119,413 for the quarter ended June 30,
2003. The decrease in cost of goods sold resulted from our decision to duplicate, in-house, our audio books on cassette and CD instead of outsourcing the duplication to a third party.

Our gross profit from operations increased to $235,748 for the quarter ended
June 30, 2004 as compared to $184,416 for the quarter ended June 30, 2003, an increase of $51,332 or approximately 27.8%. Our gross margin percent increased to 67% for the quarter ended June 30, 2004 from 61% for the quarter ended June
30, 2003. The increase in gross profit from operations and gross margin percent resulted from the savings we achieved by duplicating our audio books on cassette and CD in house instead of outsourcing the duplication to a third party.

Compensation and consulting expense and selling, general and administration expense decreased by $736,192, from $1,465,912 for the quarter ending June 30,
2003 to $729,720 for the quarter ending June 30, 2004. We attempt to conserve cash by issuing stock to employees and consultants for services rendered to us.
The decrease in these expenses is primarily due to the drop in stock price from the quarter ended June 30, 2003 when compared to the quarter ended June 30,
2004.

Our loss from operations was $528,987 for the quarter ended June 30, 2004 as compared to a loss from operations of $1,303,933 for the quarter ended June 30,
2003, a decrease of $774,946 or 246%. The decrease in net loss from operations was primarily attributable to an increase in sales, cost savings from in-house duplication, and decreased compensation and consulting expense.

Year to date ended June 30, 2004 as compared to year to date ended June 30, 2003

Revenues for the six month period ended June 30, 2004 increased by $5,856, to
$650,326, as compared to revenues of $644,470 for the six month period ended
June 30, 2003, an increase of almost 1%.

Costs of goods sold for the six month period ended June 20, 2004 increased by
$82,640, to $305,051, as compared to costs of goods sold in the amount of
$222,411 for the six month ended June 30, 2003, an increase of approximately
37%. The increase in costs of goods sold was primarily due to increases in the sale of clearance inventory, which carry a lower unit price. We decided to reduce the price of our inventory to certain sales outlets in order to encourage them to purchase our products.

Our gross profit decreased from $422,059 for the six month period ended June 30,
2003 to $345,275 for the six month period ended June 30, 2004, a decrease of
$76,784, and our gross margin percent decreased from 65% for the six month period ended June 30, 2003 to 53% for the six month period ended June 30, 2004.
This decrease is attributable to increases in the sale of clearance inventory, which carry a lower unit price.

Compensation expense and selling, general and administrative expense increased by $539,721, from $1,952,017 for the six month period ended June 30, 2003 to
$2,491,738 for the six month period ended June 30, 2004, an increase of approximately 27%. This increase was due to an increase in the expense of common stock transferred to employees and consultants in exchange for services provided to us during the six month period ended June 30, 2004 or, in the case of certain employees, as bonuses.

Our loss from operations increased from $(1,572,819) for the six month period ended June 30, 2003 to $(2,215,407) for the six month period ended June 30,
2004, an increase of $642,588, or approximately 40%. The increase in the loss from operations is primarily due to an increase in the issuance of common stock to employees and consultants.

In the first quarter of 2004 the bankruptcy of CMG was concluded, which resulted in a one time extraordinary gain of $2,166,803 that was recorded as a forgiveness of debt. The forgiveness of debt resulted from eliminating
$1,519,430 of assets and $3,686,233 in debt. This one time gain is the reason that the net loss for the six month period ended June 30, 2004 was $(65,986) as compared to a net loss of $(1,568,802) for the six month period ended June 30,
2003.

                                        7

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2003 and the quarter ended June 30, 2004, we incurred net operating losses of $2,520,972 and
$528,987, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 we had cash or cash equivalents of $0 on hand, as compared to
$30,790 cash or cash equivalents at December 31, 2003. Our primary source of cash during the six month period ended June 30, 2004 consisted of revenues from sales of our products.

Net cash used in operating activities was $(136,427) for the quarter ended June
30, 2004 as compared to net cash provided by operating activities of $129,312 for the quarter ended June 30, 2003. Cash for the quarter ended June 30, 2004 was decreased primarily as a result of the costs associated with the sale of clearance inventory. The decrease in inventory related to our decision to reduce the price of our inventory to certain sales outlets in order to encourage them to purchase our products.

Net cash used by investing activities was $51,463 during the quarter ended June
30, 2004 as compared to $77,595 net cash used by investing activities during the quarter ended June 30, 2003. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

Net cash provided by financing activities during the quarter ended June 30, 2004 was $157,100 as compared to net cash used by financing activities in the amount of $44,962 for the quarter ended June 30, 2003. We sold units consisting of promissory notes convertible into our common stock and warrants to purchase our common stock in exchange for a total purchase price of $157,500 and we were paid
$15,500 by a director who was required by section 16(b) of the Securities
Exchange Act of 1934 to return to us profits made as a result of certain purchases and sales of our common stock. During the quarter ended June 30, 2004 we paid nothing in interest expense. During the quarter ended June 30, 2003, we paid $1,314 in interest expense.

During 2002, we entered into an asset-based line of credit factoring agreement with Langsam Borenstein Partnership. Pursuant to this agreement, we sell selected accounts receivable to Langsam Borenstein Partnership in the face amount of no less than $5,000 per month. Langsam Borenstein Partnership charges a varying commission on each invoice sold, depending on the number of days payment is outstanding. The commission may vary from 4% to 10%. This agreement has no set term and may be cancelled by either party on notice to the other. As part of this transaction, we granted to Langsam Borenstein Partnership a security interest in our assets, including our receivables. This security interest is subordinate to the security interest granted to the holders of our
6% Convertible Debentures.

During the next 12 months we will finance our operations through revenues from sales of our products. We anticipate that we will be required to seek additional funds through sales of our securities or from related party loans. We currently have no commitments for future financing, other than our continuing asset based financing through Langsam Borenstein Partnership and we cannot guarantee that we will be successful in raising additional capital when we need it. During the quarter ended June 30, 2004, we raised $157,500 from the private placement of our securities. If we need money for our operations but we are not successful in generating sufficient revenues, raising money through the sale of our securities or borrowing money, we may be required to significantly curtail, or to cease, our operations.

We are attempting to increase revenues by continuing to acquire new titles and by looking for niche markets for our products while contemporaneously reducing our per unit costs. We have redesigned our cassette packaging, and are in the process of redesigning our CD packaging, to cut production costs and increase marketability. We currently are producing 13 new titles each month, 6 in CD format and 7 in cassette format, along with 3 new Collector Editions series that are produced in cassette format each quarter.

We also have promotional offerings to our distributors that involve reduced pricing for excess inventory items, monthly scheduled releases and promotions directed to purchasers at truck stops. We are also in the process of acquiring industry specific mailing lists to directly contact individual truck drivers for the purpose of increasing sales through the use of our "800" number and our website. In the quarter ended June 30, 2004 we received the single largest order in our history, 50,000 CD audio books. We believe that this order was placed as a result of our promotional efforts.

                        ITEM 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our
Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President and Chief
Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities
Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

On October 3, 2003, in the Municipal Court for the County of Bernalillo, New
Mexico, Left Field Designs, Inc. filed a complaint against us alleging that we owe them the sum of $4,920.28 for graphic design services. We deny this claim.

On April 30, 2004, in the District Court for the County of Bernalillo, New
Mexico, WBC, Inc. filed a complaint against us alleging that we owe them the sum of $26,012.22 for packaging materials. We deny this claim and we have filed a counterclaim against WBC, Inc. for damages caused to us for its failure to provide materials in timely manner, in quantities ordered, and for breach of warranties of merchantability and fitness for particular use and for a right of set-off against any damages that WBC, Inc. may recover from us.

Item 2. Changes in Securities

On April 1, 2004 we issued 2,760,000, 2,760,000 and 480,000 shares of restricted common stock, at a value of $0.02 per share to Joe Aglizzo, Ben Padnos and Peter
Ocampo, respectively, in consideration for the purchase of assets of Action
Media Group, LLC doing business as Coreflix. These securities were issued in accordance with section 4(2) of the Securities Act of 1933.

On April 2, 2004 we issued 250,000 shares of restricted common stock, having a value of $0.02 per share, to Bruce Bennett, an employee, as a bonus. The securities were issued pursuant to an exemption provided by Rule 505 of
Regulation D or by Section 4(2) of the Securities Act of 1933.

On April 5, 2004 we sold 500,000, 1,000,000 and 1,000,000 shares of restricted common stock, at a value of $0.01 per share to Erick Jacobson, Dennis Mancino and Robert Posner, respectively, in consideration for conversion of note. The securities were issued pursuant to an exemption provided by Rule 505 of
Regulation D promulgated under the Securities Act of 1933.

On April 19, 2004 we issued 920,000, 920,000 and 160,000 shares of restricted common stock, at a value of $0.01 per share to Joe Aglizzo, Ben Padnos and Peter
Ocampo, respectively, in consideration for services rendered to us. The services related to our acquisition of Action Media Group, LLC. The securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

On April 23, 2004 we issued 100,000 shares of restricted common stock, at a value of $0.01 per share, to Ellen Wicai, an employee of the Company as a compensation bonus. The securities were issued pursuant to an exemption provided by Rule 505 of Regulation D or by Section 4(2) of the Securities Act of 1933.

On May 3, 2004 we issued 6,000,000 shares of restricted common stock, at a value of $0.02 per share to Kennedy, Matthews, Healy & Pecora in consideration for services rendered to the Company in connection with the procurement of an order.
The securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

On May 11, 2004 we issued 582,298 shares of restricted common stock, at a value of $0.02 per share to Ben Padnos in consideration for services rendered to us.
The services related to our acquisition of Action Media Group, LLC. The securities were issued pursuant to an exemption provided by Section 4(2) of the
Securities Act of 1933.

On May 12, 2004 we issued 500,000 shares of restricted common stock, at a value of $0.01 per share to John Fitzgerald in consideration for legal services rendered to us. The securities were issued pursuant to an exemption provided by
Section 4(2) of the Securities Act of 1933.

On May 14, 2004 we issued 250,000 shares of restricted common stock, at a value of $0.01 per share to Peter Nasca in consideration for public relations services rendered to us.

On May 24, 2004 we issued 616,776 shares of restricted common stock to Ben
Padnos in consideration for services rendered to us. The services related to our acquisition of Action Media Group, LLC. The securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933

On June 9, 2004 we issued 500,000 shares of restricted common stock, at a value of $0.01 per share, Ben Gallegos, an employee of the company as a compensation bonus. The securities were issued pursuant to an exemption provided by Rule 505 of Regulation D or by Section 4(2) of the Securities Act of 1933.

In June 2004 we completed an offering of units made up of promissory notes convertible into our common stock and warrants to purchase our common stock.
This offering was made solely to accredited investors. In exchange for the subscription amount, each investor received a convertible promissory note and a warrant to purchase shares of our common stock for $0.011 per share, for $0.02 per share and for $0.04 per share. The number of shares an investor is entitled to purchase at $0.011 per share is computed by multiplying the subscription amount by 120. The number of shares an investor is entitled to purchase for
$0.02 per share is computed by multiplying the subscription amount by 40, and the number of shares an investor is entitled to purchase at $0.04 per shares is computed by multiplying the subscription amount by 40. The term of the warrants is two years. The principle and interest amounts due under the promissory notes may be converted at the option of the investor. The investor may calculate the conversion amount by using one of three methods, at his option: 50% of the average closing bid price over the 30 consecutive trading days immediately preceding the conversion date, 25% of the average closing bid price over the five consecutive trading days immediately preceding the conversion date or 25%
of the average closing bid price over the 30 consecutive trading days immediately preceding the original issuance date. The units were issued pursuant to an exemption provided by Rule 506 of Regulation D.

                                       10

Item 3. Defaults upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders
NONE

Item 5. Other Information
NONE

                                       11

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            3.1      Articles of Incorporation (1)

            3.2      Bylaws (1)

            10.1        Form of Purchase Agreement. (2)

            10.2        Form of Subscription Application. (2)

            10.3        Form of Warrant. (2)

            10.4        Form of Warrant. (2)

            10.5        Form of Warrant. (2)

            10.6        Asset Purchase Agreement - Action Media Group (2)

            31.1        Certification of Chairman of Board and
                        Chief Executive Officer pursuant to Section 302.(2)

            31.2        Certification of Vice President and Chief
                        Financial Officer pursuant to Section 302.(2)

            32.         Certification of Chief Executive Officer
                        and Chief Financial Officer pursuant to 18
                        USC Section 1350.(2)
            ____________________________________
    (1)    Previously filed as an exhibit to our report on Form 10-SB filed with the SEC on April 15, 1999.
    (2)    Filed herewith.

        (b) Reports on Form 8-K

     On April 21, 2004 the Registrant  filed a Form 8-K that disclosed the press release that was issued relating to the Registrant's acquisition of the assets of Action Media Group, LLC.

     On May 10, 2004 the  Registrant  filed a Form 8-K that  disclosed the press release that was issued relating to the accounting treatment resulting from the discharge in bankruptcy of Corporate Media Group, Inc. 12

                                   SIGNATURES

     In accordance with the requirements of the Securities  Exchange Act of 1934 the  Registrant  has duly  caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     Americana Publishing, Inc.

                                        By:  /s/ George Lovato, Jr.
                                           ------------------------
Date:  August 16, 2004                        George Lovato, Jr., Chief Executive Officer/Chairman

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

Dated:  August 16, 2004

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

Dated:  August 16, 2004

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

The quarterly  report on Form 10-QSB for the quarter ended June 30, 2004 of the
Company fully  complies with the  requirements  of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 16, 2004

/s/George Lovato, Jr.
George Lovato, Jr.
President and Chief Executive Officer

Dated:  August 16, 2004

/s/Don White
Don White,
Chief Financial Officer