Form 10-Q
period 2004-09-30
AMERICANA PUBLISHING INC
filed 2004-11-15
CIK 1081751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2004, there were 8,496,910 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x].

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                      December 31, 2003 (Audited) and
                      September 30, 2004 (Unaudited)                     1

                Condensed Consolidated Statement of Operations
                      Nine months ended September 30, 2004
                      and 2003                                           2

                Condensed Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2004
                      and 2003                                           3

                Notes to Condensed Consolidated Financial Statements     4 - 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   6 - 10

Item 3.  Controls and Procedures                                          11

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                         11

Item 2.         Changes in Securities                                     11

Item 3.         Defaults Upon Senior Securities                           12

Item 4.         Submission of Matters to a Vote of Security Holders       12

Item 5.         Other Information                                         12

Item 6.         Exhibits and Reports on Form 8-K                          13

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Americana Publishing, Inc.
                      Condensed Consolidated Balance Sheet
                                      As of

                                                September 30,     December 31,
                                                   2004               2003
                                                (Unaudited)        (Audited)
ASSETS

Current Assets

    Cash and cash equivalents              $           -         $      30,790
    Accounts receivable, less allowance
      for doubtful accounts of $29,316
      and $29,316, respectively                  227,225               269,344
    Inventory                                    187,553                83,340
    Prepaid and other current assets               6,330                 4,679
    Assets from discontinued operations                -             1,519,430
                                           ---------------         -------------

        Total Current Assets                     421,108             1,907,583

Property and Equipment, net                      444,624               369,616
                                            ---------------         -------------
TOTAL ASSETS                               $     865,732          $  2,277,199
                                           ===============         =============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
    Accounts payable                             158,506               220,102
    Factor payable                               282,226                     -
    Accrued expenses                             210,986               392,696
    Notes payable                                 56,871                47,719
    Notes payable - Officers and Directors        42,500                68,782
    Convertible debt - related parties            72,000               387,500
    Liabilities from discontinued operations           -             3,686,233
                                            ---------------        -------------
       Total current liabilities                 823,089             4,803,032

Commitments and Contingencies

Shareholder's equity (deficit)
    Preferred stock, no par
      20,000,000 shares authorized
      0(unaudited) no shares issued and
        outstanding                                    -                     -
    Common stock, $0.001 par value
      500,000,000 shares authorized                    -                     -
      6,746,402 (unaudited) and 2,499,955
      shares issued and outstanding for
      September 30,2004 and December 31,2003,
      respectively                                 6,746                99,998
    Additional paid-in capital-warrants           72,789                     -
    Additional paid-in capital                15,598,552            12,760,818
    Accumulated deficit                      (15,635,444)          (15,386,649)
                                             -------------         -------------
        Total shareholder's equity (deficit)      42,643            (2,525,833)
                                              -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $   865,732          $  2,277,199
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations
                                 For the Period

                                       FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                       2004            2003          2004         2003
                                   (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                                   ----------      ----------    ----------   ----------
Revenue                              251,513          279,728       901,839     924,198

Cost of Goods Sold                    57,556          118,182       362,606     340,593
                                   ----------      ----------     ---------    ---------
  Gross Profit                       193,957          161,546       539,233     583,605

Operating expenses
   Compensation/Consulting expense    59,608          658,608     2,040,350   2,258,961
   Selling, general and
     administration                  270,388          108,679       781,384     460,344
   Depreciation and amortization      36,938           24,890       105,882      67,752
                                    ---------         -------    -----------  ---------
      Total operating expenses       366,934          792,177     2,927,616   2,787,057

Loss from operations                (172,977)        (630,631)   (2,388,383) (2,203,452)

Other Income (Expense)
  Interest Expense                         -              (19)            -      (1,333)
  Other Income(Expense)               (9,833)               -       (27,215)      5,314
                                    -----------        --------    ---------   ----------
     Total other income (expense)     (9,833)             (19)      (27,215)      3,978
                                    -----------        --------    ---------   ----------
Loss before extraordinary item      (182,810)        (630,650)   (2,415,598) (2,199,474)

Extraordinary Item
  (Discharge of Bankruptcy - CMG)          -                -     2,166,803           -
                                   -----------       ---------   -----------   ---------

Loss after extraordinary item       (182,810)         (630,650)    (248,795)  (2,199,474)
                                   -----------       ---------  ------------   ---------

Net Loss                          $ (182,810)     $   (630,650)  $ (248,795) $(2,199,474)
                                  ============    ============  ============   =========

Basic and diluted loss per share:
  Before extraordinary item      $     (0.02)     $    (0.40)  $      (0.56) $    (1.72)
  After extraordinary item             (0.02)              -          (0.05)         -
(After 40:1 reverse split)         -----------      ----------  ------------   ---------

Basic and diluted
  weighted-average shares
  outstanding                      6,119,109        1,570,577     4,295,025   1,279,456
(After adjusted 40:1 reverse split)===========     =========== ============  ==========

                See Accompanying Notes to Financial Statements.

                                        2

                           Americana Publishing, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                            Nine Months Ended         Nine Months Ended
                                            September 30, 2004        September 30, 2003
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations             $(2,415,598)            $(2,199,474)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation and amortization                     105,882                 67,752
     Issuance of common stock to board members
       and employees for services rendered             724,500                551,471
     Issuance of common stock to consultants
       for services rendered                         1,315,850              1,707,491
     Provision for allowance for doubtful accounts                                  -
     (Increase) decrease in
       Accounts receivable                              42,119                 61,251
       Inventory                                        15,787                (56,658)
       Prepaid expenses and other current assets        (1,651)                 2,617
     Increase (decrease) in
       Account payable                                 (61,596)                27,612
       Accrued expenses & Factor Payable               100,516                (12,509)
                                                   ------------             ----------
      Net cash provided in operating
        activities                                    (174,191)               149,553
                                                   ------------             ----------
Net Cash Used by Operating Activities                 (174,191)               149,553

Cash Flows From Investing Activities
   Purchase of property and equipment                  (96,315)              (112,563)
                                                   ------------             ----------

Net cash used in investing activities                  (96,315)              (112,563)
                                                   ------------             ----------

Cash flows from financing activities
  Proceeds from notes payable                           18,129                      -
  Payments on notes payable                            (4,935)               (48,556)
  Proceeds from the sale of warrants                   257,312                 50,000
                                                   ------------             ----------

Net cash provided/used by financing
   activities                                          270,506                  1,444

Net increase in cash and cash equivalents                    -                 38,434

Cash and cash equivalents, beginning of period               -                      -
                                                  ------------              ----------

Cash and cash equivalents, end of period                     -            $   38,434
                                                  =============            ==========

Supplemental disclosures of cash flow information

  Interest paid                                    $                        $   1,333
                                                  ============              ==========

  Income taxes paid                                $                        $       -

                See Accompanying Notes to Financial Statements.

                           AMERICANA PUBLISHING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 SEPTEMBER 30, 2004

NOTE 1. BASIS OF PRESENTATION

The unaudited financial statements of Americana Publishing, Inc. (the Company)
have been prepared by the Company pursuant to the rules and regulations of the
Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year, which will end on December 31, 2004. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2003 and the nine months ended
September 30, 2004, the Company incurred operating losses of $2,520,972 and
$2,415,598, respectively. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

NOTE 4. Liquidity

The Company has historically financed its operations through the sale of its securities.
The Company now supports its operations primarily through sales of its products and, to a lesser extent, through sales of its securities. The Company's revenues have averaged $100,000 per month during the 2004 fiscal year. This revenue has not been adequate to cover current monthly cash expenditures thus requiring the Company to raise additional capital to support its operations.

While management has also been successful during the quarter ended September 30, 2004 in reducing cash expenditures, there is no assurance that the Company's revenues will increase, or that it's expenses will decrease, in amounts that will allow the
Company to achieve profitability.

Until it earns enough revenue from sales of its products to support its operations, the Company will require additional financing.  There is no guarantee that the Company will be able to obtain additional financing when it needs it.

Note 5. Stock Transactions

During the first nine  months of 2004 the Company  issued 3,344,959 post-split shares of common stock to various employees and consultants.  The fair value of this stock was booked as compensation  expense  and  consulting  expense in the amount of $2,040,350.

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

Note 7.  Reverse Stock Split

Effective August 26, 2004, the Company implemented a 40:1 reverse stock split.
The reverse split was implemented because the sub-penny per share price was an ongoing hindrance to serious investor review and subjected the stock to downward volatility. On  the effective date, the Company stock symbol was changed to APBI.

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

o           whether or not our largest customer continues to purchase our products as it has in the past;

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

GENERAL

Management's discussion and analysis of results of operations and financial condition are based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the
United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

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

During the quarter ended September 30, 2004, the operations and assets of Action
Media Group, LLC (doing business as Coreflix)were integrated with our operations in Albuquerque, New Mexico.  Coreflix rents action sports DVDs from its website.
We acquired the assets and operations of Coreflix by issuing a total of 8,000,000 pre-split shares of our common stock to the members of Action Media Group LLC.
The acquisition of these assets will diversify our product offerings and, we believe, expand our customer base.  While acquiring the assets and operations of Coreflix expanded our product offerings, it did not increase our employee costs since our existing employees were able to integrate the Coreflix operations, which include website maintenance, product ordering and fulfillment of orders, with our general operations.  During the quarter ended September 30, 2004, we retained the services of Mr. Ben Padnos to assist our employees with integrating the Coreflix operations.
Mr. Padnos continues to render these services to us.

We currently do not earn enough in revenues to maintain our operations. To date, in addition to our revenues, we have funded our operations with loans from our officers and directors, sales of our securities, and the private placement of convertible debentures. We will continue to need money to operate, and, other than an asset-based line of credit factoring agreement with Langsam Borenstein
Partnership, which is described below, we have no commitments for funding from any third party. Our officers and directors are not required to continue to loan money to us and we cannot guarantee that sales of our securities will raise enough money to continue our operations. If we are unsuccessful in obtaining funds when we need them, we will be required to severely curtail, and possibly to even cease, our operations.

We are committed to capital expenditures for the production of audio masters, for the purchase of materials for audio masters and for improving or replacing DVDs in the Coreflix inventory.  During the quarter ended September 30, 2004, we spent approximately $44,852 for the production of audio masters.  In October 2004 we began improving and replacing the DVDs in the Coreflix inventory and, to date, we've spent approximately $1,298 for new disks.

In July 2001 we acquired Corporate Media Group, Inc., referred to in this discussion as "CMG", as a wholly owned subsidiary in an attempt to vertically integrate our reproduction and duplication activities as they relate to our audio book operation. This was a "decentralized" attempt at production, as CMG was a Tennessee business enterprise, and was scheduled to continue operations at its existing locale and facilities.

CMG discontinued its operations in April 2002 and sought protection under the provisions of the US Bankruptcy Code on August 5, 2003. CMG's debts were discharged through the bankruptcy, and in accordance with certain provisions of the US Bankruptcy Code, an adjustment was made to the our financial statements during the quarter ended March 31, 2004 that eliminated $3.67 million in debt and reduced our net loss to $65,986. There is no such adjustment to our financial statements for the quarter ended September 30, 2004.

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
We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2004 As Compared To The Quarter Ended September 30, 2003

Our revenues from operations for the quarter ended September 30, 2004 were $251,513 as compared to revenues of $279,728 for the quarter ended September 30, 2003, a decrease of $28,215 or approximately 10%.  We attribute this decline in sales to the slower economic conditions that were experienced nationwide during most of the third quarter of the 2004 fiscal year.

Cost of goods sold for the quarter ended September 30, 2004 decreased by $60,626, or approximately 51%, to $57,556 from $118,182 for the quarter ended September 30,
2003. The decrease in cost of goods sold resulted from our decision to duplicate, in-house, our audio books on cassette and CD instead of outsourcing the duplication to a third party.

Our gross profit from operations increased to $193,957 for the quarter ended
September 30, 2004 as compared to $161,546 for the quarter ended September 30, 2003, an increase of $32,411 or approximately 20%. Our gross margin percent increased to 77% for the quarter ended September 30, 2004 from 57% for the quarter ended September
30, 2003. The increase in gross profit from operations and gross margin percent resulted from the savings we achieved by duplicating our audio books on cassette and CD in house instead of outsourcing the duplication to a third party.

Compensation and consulting expense and selling, general and administration expense decreased by $437,291, from $767,287 for the quarter ending September 30,
2003 to $329,996 for the quarter ending September 30, 2004. We attempt to conserve cash by issuing stock to employees and consultants for services rendered to us.
The decrease in these expenses is due to a combination of a decline in our stock price and the fact that we issued less common stock for compensation than we have in prior periods.

Our loss from operations was $182,810 for the quarter ended September 30, 2004 as compared to a loss from operations of $630,650 for the quarter ended September 30,
2003, a decrease of $447,840 or 71%. The decrease in net loss from operations was primarily attributable to cost savings from in-house
duplication, and decreased compensation and consulting expense.

Nine Months Ended September 30, 2004 As Compared To Nine Months Ended September 30, 2003

Revenues for the nine month period ended September 30, 2004 decreased by $22,359, to
$901,839, as compared to revenues of $924,198 for the nine month period ended
September 30, 2003, a decrease of less than 1%.  Again, we attribute this decline in revenues to the slow U.S. economy, which resulted in sluggish retail sales.

Costs of goods sold for the nine month period ended September 30, 2004 increased by
$22,013, to $362,606, as compared to costs of goods sold in the amount of
$340,593 for the nine month period ended September 30, 2003, an increase of approximately
6%. The increase in costs of goods sold was primarily due to increases in the sale of clearance inventory, which carry a lower unit price. We decided to reduce the price of our inventory to certain sales outlets as part of our marketing and promotional activities.

Our gross profit decreased from $583,605 for the nine month period ended September 30,
2003 to $539,233 for the nine month period ended September 30, 2004, a decrease of
$44,372, and our gross margin percent decreased from 63% for the nine month period ended September 30, 2003 to 59% for the nine month period ended September 30, 2004.
This decrease is attributable to increases in the sale of clearance inventory, which carry a lower unit price.

Compensation expense and selling, general and administrative expense increased by $102,429, from $2,719,305 for the nine month period ended September 30, 2003 to
$2,821,734 for the nine month period ended September 30, 2004, an increase of approximately 4%. This increase was due to an increase in the expense of common stock transferred to employees and consultants in exchange for services provided to us during the first and second quarter of 2004.

Our loss from operations increased from $2,199,474 for the nine month period ended September 30, 2003 to $2,415,598 for the nine month period ended September 30,
2004, an increase of $216,124, or approximately 10%. The increase in the loss from operations is primarily due to an increase in the issuance of common stock to employees and consultants.

In the first quarter of 2004 the bankruptcy of CMG was concluded, which resulted in a one time extraordinary gain of $2,166,803 that was recorded as a forgiveness of debt. The forgiveness of debt resulted from the elimination of
$1,519,430 of assets and $3,686,233 in debt from our financial statements. This one time gain  resulted in the reduction of our net loss for the nine month period ended September 30, 2004 to $248,795 as compared to a net loss of $2,199,474 for the nine month period ended September 30,
2003.

                                        7

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2003 and the nine month period ended September 30, 2004, we incurred net operating losses of
$2,520,972 and $2,415,598, respectively.  Factors such as whether or not we can obtain financing when we need it and whether or not sales of our products will ever produce enough revenue to completely support our operations raise substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 we had cash or cash equivalents of $0 on hand, as compared to
$30,790 cash or cash equivalents at December 31, 2003. Our primary source of cash during the nine month period ended September 30, 2004 consisted of revenues from sales of our products, proceeds from the sale of our securities and the repayment of loans.

Net cash used in operating activities was $(174,191) for the nine month period ended
September 30, 2004 as compared to net cash provided by operating activities of $149,553 for the nine month period ended September 30, 2003. Cash for the nine month period ended
September 30, 2004 was decreased primarily as a result of the costs associated with the sale of clearance inventory. The decrease in inventory related to our decision to reduce the price of our inventory to certain sales outlets as part of our marketing and promotional activities.  Of the loss of $2,415,598, $2,040,350 consisted of stock issuance expenses to employees and outside consultants.

Net cash used by investing activities was $96,315 during the nine month period ended
September 30, 2004 as compared to $112,563 net cash used by investing activities during the nine month period ended September 30, 2003. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

Net cash provided by financing activities during the nine month period ended September
30, 2004 was $265,493 as compared to net cash provided by financing activities in the amount of $1,444 for the nine month period ended September 30, 2003. We sold units consisting of promissory notes convertible into our common stock and warrants to purchase our common stock in exchange for a total purchase price of $257,312.  We also received
$18,129 in loan payments.  These amounts were offset by payments we made toward loans in the amount of $4,935. During the nine months ended September 30, 2004 we paid nothing in interest expense. During the nine months ended September 30, 2003, we paid
$1,333 in interest expense.

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

Effective August 26, 2004, the Company implemented a 40:1 reverse stock split.
This action was taken because the sub-penny per share price was an ongoing hindrance to serious investor review and subjected the stock to downward volatility.  On the effective date, the Company's ticker symbol was changed to APBI.

During the next 12 months we anticipate that we will continue financing our operations through revenues from sales of our products, proceeds from sales of our securities and related party loans.  We currently have no commitments for future financing, other than our continuing asset based financing through Langsam Borenstein Partnership and we cannot guarantee that we will be successful in raising additional capital when we need it. During the nine months ended September 30, 2004, we raised $257,312 from the private placement of our securities.  We do not currently have any outstanding subscriptions for the private placement of our securities or outstanding commitments for related party loans. If we need money for our operations but we are not successful in generating sufficient revenues, raising money through the sale of our securities or borrowing money, we may be required to significantly curtail, or to cease, our operations.

We are attempting to increase revenues by continuing to acquire new book titles and by looking for niche markets for our products while contemporaneously reducing our per unit costs. Additionally, we continue to look for business or asset acquisitions, such as the acquisition of the assets of Coreflix, that will provide near term expansion of our product offerings, customer base, and sales revenues.

We also continuously seek ways to reduce our expenses.  During the second quarter of the 2004 fiscal year we implemented the redesign of our cassette packaging.
During the third quarter of the 2004 fiscal year, this redesign reduced both the costs of our raw materials and the labor required to assemble and ship the packaging.
We believe that the redesign will continue to provide us with cost savings in subsequent quarters.  Our cost-of-goods sold was also reduced by a change in CD raw material that resulted in both higher product quality and a reduction in production-duplication time.

We produce approximately 16 new titles each month, 6 in CD format and 10 in cassette format, along with 3 new Collector Editions series that are produced in cassette format each quarter.  We continue to offer promotions of excess inventory items at reduced costs to our distributors and to expand our promotions at truck stops.  Due to improved inventory control we know what products are immediately available for sale and, as a result of moving our production in-house, we are able to better schedule new productions and have them available for release.  As a result, sales to consumers through our 800 number increased by $7,200 during the quarter ended September 30, 2004, to $13,500, from $6,300 during the quarter ended June
30, 2004.    By implementing a marketing program targeted directly to truck drivers, we have experienced an increase in sales of approximately 250 units per month.
We have also expanded our marketing to include "e-mail blasts" which are sent to approximately 500,000 individuals each week, the placement of Internet website banners, and the strategic placement of physical advertisement banners at targeted audience locations, including skate parks and sporting good stores.  During the fourth quarter of the 2004 fiscal year we intend to engage in a cross-selling, direct mail campaign that we believe will benefit our business and that of  the sporting goods manufacturers and distributors who participate in it.  We anticipate that these various marketing efforts will increase our subscriber sales starting in the fourth quarter of the 2004 fiscal year and continuing thereafter.

During the quarter ended September 30, 2004 we added a new client, The News Group
("TNG").   TNG operates from 10 major regions across North America. Its customer sales and distribution network include  the Army and  Air Force Base Exchange Systems as well as national networks of truck stops, groceries, convenience marts and drug stores.

During the first nine months of the fiscal year, we also benefited from a substantial increase in orders by our largest customer, Audio Adventure.  Between January 1,
2004 and September 30, 2004, Audio Adventures placed orders totaling $197,721 as compared to $67,663 during the 2003 fiscal year.  We expect that Audio Adventures will continue to place significant orders in the future.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended September 30, 2004, the disputed, small claims court action brought in Bernalillo, New Mexico by Left Field Designs, Inc. was resolved and paid.

During the  quarter ended September 30, 2004, the disputed District Court action brought in Hinnepin County, Minnesota by Challenge Printing, Inc. was resolved through mediation.

In December 2002 we filed an action  against  Richard Durand and Susan Durand in the  District  Court of  Bernalillo  County,  New  Mexico,  alleging  fraud  and misrepresentation with respect to the value of certain assets of Corporate Media
Group,  Inc. that were transferred  to us. We are seeking the return of 624,000 pre-split shares of common  stock  that were transferred  to  Richard  Durand  and
Susan  Durand as consideration  for our  purchase of the  outstanding  stock of
Corporate  Media Group, Inc. We are also seeking judgment against Richard Durand and Susan Durand for $612,000 in damages.  During the quarter ended September 30,
2004, the District Court denied the Durands' Motion to dismiss our Complaint.
The Durands have filed an Answer to our Complaint, as ordered by the Court, and the action is now at issue.

In the previously reported action in the United States Bankruptcy Court proceeding involving our subsidiary, Corporate Media Group, Inc., wherein Richard and Susan Durand sought a default judgment against Americana via an ancillary, adversarial proceeding, Americana appealed the matter to the Federal District
Court. The District Court entered an Order overturning the Bankruptcy Court's finding of default and denying the entry of a default judgment against us.
Our Answer and Counter-Claim against the Durands for  breach of contract and fraudulent inducement has been filed in the Federal District Court and the matter is at issue. We are further requesting that the District Court grant our Motion and enter an order either dismissing the Durands' Complaint, or in the alternative abstaining from the matter under Federal rules of procedure, as the State District
Court of New Mexico has now taken jurisdiction over the identical complaints and parties.

Item 2. Changes in Securities

In June 2004 we completed a private offering of securities to accredited investors, which included three of our directors.  We offered units consisting of convertible promissory notes coupled with warrants.  The convertible promissory notes bear interest at the rate of 10% per annum.  The principal and interest amounts due under the promissory notes may be converted at the option of the note holder.
The note holder may calculate the conversion amount by using one of three methods, at his option: 50% of the average closing bid price over the 30 consecutive trading days immediately preceding the conversion date, 25% of the average closing bid price over the five consecutive trading days immediately preceding the conversion date or 25% of the average closing bid price over the 30 consecutive trading days immediately preceding the original issuance date.  Each note holder also received three warrants.  The first warrant allows the note holder to purchase a number of shares of common stock equal to the product of the principal amount of the note multiplied by 120.  The exercise price is $0.011 per share.  The second warrant allows the note holder to purchase a number of shares of common stock equal to the product of the principal amount of the note multiplied by 40.  The exercise price is $0.02 per share.  The third warrant allows the note holder to purchase a number of shares of common stock equal to the product of the principal amount of the note multiplied by 40.  The exercise price is $0.04 per share.  Each of the warrants has a two year term.  During July 2004, we completed the final documentation for this offering and closed it.  The securities were issued in reliance on an exemption provided by section 506 of Regulation D promulgated under the Securities
Act of 1933.  The offering was made without any form of solicitation or advertising and the offerees represented that they were "accredited" as that term is defined in Rule 501 of Regulation D.

On August 9, 2004, we issued 1,000,000 pre-split shares of restricted common stock with a value of $0.01 per share to Joe Agliozzo in consideration for services rendered to us.
The securities were issued pursuant to an exemption provided by section 4(2) of the
Securities Act of 1933 in that the offering was made without any form of solicitation or advertising and the offeree occupied an insider status relative to the Company that afforded him effective access to the information registration would otherwise provide.

On August 9, 2004, we issued 1,000,000 pre-split shares of restricted common stock with a value of $0.01 per share  to Benjamin Padnos in consideration for services rendered to us.  The securities were issued pursuant to an exemption provided by section
4(2) of the Securities Act of 1933 in that the offering was made without any form of solicitation or advertising and the offeree occupied an insider status relative to the Company that afforded him effective access to the information registration would otherwise provide.

                                       10

Item 3. Defaults upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

Effective August 26, 2004, the Company implemented a 40:1 reverse stock split.
This action was authorized by the Company's Board of Directors and approved by its stockholders on January 30, 2004.  This action was taken because the sub-penny per share price was an ongoing hindrance to serious investor review and subjected the stock to downward volatility.  On the effective date, the
Company's ticker symbol was changed to APBI.

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

                                                     Americana Publishing, Inc.

                                        By:  /s/ George Lovato, Jr.
                                           ------------------------
Date:  November 15, 2004                   George Lovato, Jr., Chief Executive Officer/Chairman

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

          (a) designed such disclosure  controls and procedures,  or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that  material  information  relating to the Company,  including its consolidated  subsidiaries,  is made  known to us by  others  within  those entities,  particularly  during the period in which the periodic  report is being prepared;

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

Dated:  November 15, 2004

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

          (a) designed such disclosure  controls and procedures,  or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that  material  information  relating to the Company,  including its consolidated  subsidiaries,  is made  known to us by  others  within  those entities,  particularly  during the period in which the periodic  report is being prepared;

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

Dated:  November 15, 2004

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

The quarterly  report on Form 10-QSB for the quarter ended September 30, 2004 of the
Company fully  complies with the  requirements  of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 15, 2004

/s/George Lovato, Jr.
George Lovato, Jr.
President and Chief Executive Officer

Dated:  November 15, 2004

/s/Don White
Don White,
Chief Financial Officer