Form 10-K
period 2004-12-31
AMERICANA PUBLISHING INC
filed 2005-04-15
CIK 1081751

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934 for the fiscal year ended December 31, 2004.

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

State issuer's revenues for its most recent fiscal year: $1,229,978

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act). As of April 8, 2005 the market value of the voting stock held by non-affiliates was $4,378,309.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 31,915,453 shares as of April 8, 2005.

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

                                     PART I

This Annual Report on Form 10-KSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as
"believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

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

We are a multi-media publishing company and wholesale product provider to media distributors. We believe that consumers today desire audio books, e-books,
CD-ROMs or a downloadable digital file in addition to traditional print books.
We believe that of the approximately 17,000 publishers in the United States, many are unable to, or choose not to, publish manuscripts in alternative formats.
We publish and sell audio books, print books and electronic books in a variety of genres, including mystery, western,  personal development, spiritual and children's publications.

Books are selected for publication based on information that we receive from book buyers and from our network of wholesale distributors. We receive manuscripts from independent authors, as well as from publishing houses.

We license the manuscripts we publish either directly from the author or from the publishing house.  We normally pay a royalty of 10% on the proceeds of the books we sell. License agreements may also require an advance royalty deposit, in a range of  $250 to $500 per title licensed. The average term for a license agreement is five years. At the end of 2004, we held license rights to approximately 160 titles.

Sales are generated through telemarketing, direct mail and through industry contacts by our employees.  Approximately 87% of our sales come from the placement of our products in truck stops. Our products are placed through a network of industry sector distributors who purchase the products from us wholesale. Our products are also sold directly to bookstores and libraries, primarily through  telemarketing, and to businesses and consumers via the Internet, through our website, americanabooks.com.
Approximately 10% of our sales are generated by telemarketing and the remaining 3%
of our sales are generated via our website. We also publish a catalog of our audio books that we update regularly, which is provided to potential wholesale book buyers, bookstores and libraries on a regular basis. Sales that result from our catalogue mailings are not tracked separately but are included in our computation of sales resulting from telemarketing.

Audio Books

We currently offer more than 600 audio book titles.  We publish our audio books on both cassette-tape and CD format. During the 2004 fiscal year we published
117 of our audio titles in both cassette-tape and CD format, 140 titles solely on cassette tape, and 80 titles solely on CD, the remaining 263 titles have been published but are currently back listed titles. We expect that consumer demand for books will continue to shift from cassette tape to CD format.

During the 1st quarter of 2005, we redesigned our website to allow consumers to rent audio books in CD format. We expect this as well as other enhancements to our website to add to our product revenue streams.  We continue to make available an
"Audio Book Sampler Tape" that highlights the first two minutes of thirty of our audio books, enabling a listener to get a flavor for the books. During 2004, we re-edited the "Sampler Tape" to include new selections that display the broader range of titles we now offer.  We began providing the new "Sampler Tape" in 2005.

Audio book sales in the United States are primarily made through wholesale distributors.
These distributors include BARJAN, KSG, UAV, TNG, and AUDIO ADVENTURES. This group of distributors place our products in regional and national truck stop "chains"
that include FLYING J, LOVE'S, SAPP BROTHERS, TRAVEL CENTERS OF AMERICA, and PILOT.
In this industry sector, our products are present in over 850 retail outlets serving the trucking and travel industry. While we are not dependent on any single distributor, if we were to lose two or more of these distributors, without replacing them with another outlet source, it would have a material adverse impact on our revenues and results of operations. During the year ended December 31, 2004, these five major customers represented 29%, 20%, 13%, 5% and 5% of our net sales, respectively.

In addition to this wholesale distribution network, our books are sold to approximately
17,000 retail stores and approximately 5,000 libraries. To obtain greater market exposure and sales penetration, we have customer database and order processing agreements with Baker and Taylor, Advanced Marketing Services, Ingram Book Company,
Anderson News Company, Books-A-Million/American Wholesale Book Company, Barnes
and Noble, BJ's, Brodart Company, Hastings, Lodes Tone, Penton Overseas, Professional
Media, and Recorded Books.  Pursuant to these database and order processing agreements, the wholesalers or retailers who are parties to the agreements include our titles in their listings of available inventory and we include their titles in our listings of available inventory.

During the fiscal year ended December 31, 2004, audio books in both cassette tape and CD formats accounted for 99.1% of our sales revenues.  We duplicate, package and ship our audio book products in-house.  Our duplication equipment allows us to reduce cost while increasing efficiency and speeding up delivery time.  We leased and purchased this equipment in the 1st quarter of 2004.

Print Books

During 2004, we added two more print books: Hiding Under the Table and Missing Marlene.
The Company has published 8 print books, however six print books the Company no longer owns the rights to.  The current print books only account for approximately $2,000 in sales.

Electronic Books

During 2005 we plan to offer books that may be downloaded from our website, although there is no assurance that we will accomplish this goal since we have not yet developed software that will protect these products from unauthorized duplication.
For that reason, we have not, to date, promoted these titles nor made them available for purchase.  We currently have 15 books that will be available electronically.
There were no sales of electronic books during the 2004 fiscal year.

Coreflix

During the third quarter of the 2004 fiscal year, we acquired the operations and assets of Action Media Group, LLC (doing business as Coreflix) in consideration of 8,000,000 of our pre-split common shares..  Coreflix rents action sports DVDs from its website. The acquisition of these assets will diversify our product offerings and, we believe, expand our customer base.  During the quarter ended
September 30, 2004, we retained the services of Mr. Ben Padnos to assist our employees with integrating the Coreflix operations.  Mr. Padnos continues to render these services to us.

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

Nonetheless, since we began to sell to the truck stop market in 2003, we have established wholesale distribution-customer contracts with key distributors, including BarJan, Audio Adventures, UAV, TNG, and KSG. We believe that we are now recognized in the truck stop market as one of the significant suppliers of the audio products purchased.

We currently publish series works by authors Barry Sadler, Jerry Ahern, Axel Kilgore,
Jeffrey Lord, Dana Fuller Ross, Donald Clayton Porter, Matthew S. Hart, Hank
Mitchum, Michael D. Cooper, Louis Tridico, William W. Johnstone, Erick Neilson,
Brian Lutterman, Paul Dengelegi, and Mack Maloney.

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

Employees

As of December 31, 2004, we employed 15 full time employees.

                        Item 2. DESCRIPTION OF PROPERTY

Our principal offices are located at 303 San Mateo NE, Suite 104A, Albuquerque,
New Mexico 87108. The premises are leased and the condition of the premises is good. The original lease was for a term of 3 years. Upon the expiration of the original term in December 2001, we began to lease the premises on a month-to-month basis. The rent is $3,000 per month. These offices are primarily utilized for administration, accounting, and marketing.

We lease additional office and warehouse space located at 142 Truman Street,
Albuquerque, New Mexico. The term of the lease is a month to month tenancy, accruing rent at the rate of $5,000 per month.  This larger facility is utilized for graphics design, production-duplication of cassettes and CDs, packaging and shipping, web service, and sales support.

Both the building in which our principal office is located and the building in which the additional office and warehouse space is located are owned by entities owned and controlled by our President and Chief Executive Officer, George Lovato, Jr.

                            Item 3. LEGAL PROCEEDINGS

On December 19, 2003, a complaint was filed against us by Challenge Printing in the State District Court of Minnesota.  The complaint sought payment in the amount of $38,067 for services rendered to our subsidiary, Corporate Media Group, Inc.
During the 4th quarter of 2004, our Minnesota counsel resolved the previously reported litigation brought by Challenge Printing, as vendor to the former subsidiary known as Corporate Media Group, Inc. (CMG). The matter was resolved by mediation, and a negotiated settlement.  As part of the resolution, the plaintiff returned to us 86,517 pre-split shares of our common stock and we agreed to pay
Challenge $15,000.  As of April 1, 2005 we paid all amounts due and this matter is closed.

On July 9, 2004, a complaint was filed against us by ABF Freight System, Inc. in the Second Judicial District Court of New Mexico.  The complaint sought payment in the amount of $10,537.07 for services rendered to the Company.  During the 4th quarter of 2004, our New Mexico counsel resolved the previously reported litigation brought by ABF Trucking for collection of a disputed vendor account.  The matter was resolved by negotiated settlement amount and stipulated payment to occur over a six month period in the amount of $1,500 per month.  As of April 1, 2005 we paid all amounts due and this matter is closed.

During the 3rd and 4th quarters of 2004, on appeal to the Federal District Court for the Eastern District, State of Tennessee, we secured a reversal of a decision made by the Bankruptcy Court in the CMG bankruptcy and related adversarial proceedings brought by Richard and Susan Durand.  This order set aside the Bankruptcy Court's finding of a default against us.  We filed an answer to the Complaint and we have filed a counterclaim against both Richard Duran and Susan Durand for breach of contract and fraud.  We are also asking the Federal District Court to either dismiss the proceeding filed there, or in the alternative to abstain from the matter, based upon the fact that in 2002 we filed an action in the District Court of Bernalillo
County, New Mexico against Richard Durand and Susan Durand for breach of contract and fraud, which claims are identical to the claims subsequently brought in the Tennessee federal court.

During 2004, New Mexico counsel resolved and otherwise paid the previously reported,
Metropolitan Court (Small Claims Court), Bernalillo County, New Mexico matters against vendors/suppliers: Rex Burns (royalty dispute), and Left Field Designs
(graphics services dispute).  Plaintiffs Burns and Left Field sought payment of alleged vendor account balances. These matters were handled in Metropolitan Court for disputes on matters involving less than $10,000.

During 2004, New Mexico counsel continues in the normal course of business and
Court scheduling to handle the District Court, Bernalillo County, New Mexico disputed matter previously disclosed, known as WBX (raw materials dispute). Americana has filed its Counter Claim for damages. The matter awaits the Court's scheduling process.

During 2004, New Mexico counsel continues in the normal course of business and Court scheduling to handle the Metropolitan Court (Small Claims Court), Bernalillo County,
New Mexico disputed matter known as Duel Jamieson (voice talent dispute).  We settled this matter by paying $350 to Mr. Jamieson.

Our New Mexico counsel will handle a demanded account from Demand Printing
(print materials dispute). We terminated this vendor account in November 2004 for non-performance and intend to seek recovery for compensatory and consequential damages incurred.  Currently, neither party has initiated litigation for recovery of accounts or damages. Demand Printing's claim for unpaid account balance is for less than $10,000.

On December 14, 2004 the law firm of Hagerty, Johnson, Albrightson & Beitz, P.A.
filed a claim against us in the Conciliation Court of Hennepin County, Minnesota.
The plaintiff sought $6,597 for unpaid legal fees. We settled the action in February
2005 by paying the plaintiff $6,597 during March, 2005.

On January 20, 2005, a proceeding was initiated before the American Arbitration
Association by Tew Cardenas LLP in behalf of the claimant, TheSubway.com, Inc.
The arbitration Claimant is seeking $42,009 in performance fees allegedly owed by
us. We are vigorously contesting the claim. Preliminary hearings have been held by telephone conference on or about March 24, 2005. The American Arbitration
Association has set June 27, 2005 as the hearing date before the designated Arbitrator.

Other than these reported actions and resolutions, we know of no pending nor threatened litigation as of the end of the 4th quarter of 2004.

                        Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                 Part II

                        Item 5. MARKET FOR COMMON EQUITY
            AND RELATED SHAREHOLER MATTERS AND SMALL BUSINESS ISSUER
                             PURCHASE OF SECURITIES

Our common stock began trading on The National Association of Securities
Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board) on November 8,
1999. Our ticker symbol is APBI. The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

2004                                 High                   Low
First Quarter                       $1.00                  $0.60
Second Quarter                      $0.56                  $0.03
Third Quarter                       $0.17                  $0.05
Fourth Quarter                      $0.05                  $0.02

2003                                 High                   Low
First Quarter                       $1.00                  $0.64
Second Quarter                      $2.40                  $0.38
Third Quarter                       $3.40                  $1.48
Fourth Quarter                      $1.24                  $0.68

There were approximately 1,500 holders of common stock as of December 31, 2004.
We have not paid any dividends in the past and currently we have no plans to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the 2004 fiscal year, 11,002,588 post split shares of our unregistered common stock not otherwise previously reported were issued to the following individuals:

o    3,812,500 shares were issued to our Chief Executive  Officer and President,
     George Lovato;
o    850,000 shares were issued to our Chief Financial Officer, Don White;
o    637,500  shares were issued to Dr. David  Poling,  a member of our Board of
     Directors;
o    125,000  shares were issued to Jay Simon,  a member of our Board of Directors;
o    362,500  shares were issued to Jerome Ruther,  a member of our Board of Directors;
o    366,250 shares were issued to various other employees; and
o    4,848,838 shares were issued to various consultants.

All of this stock was issued in lieu of cash compensation for services rendered or as a bonus for extraordinary services rendered. The common stock was issued at an average price of $0.15 per share to employees, officers and directors for total services valued at $966,500 and to consultants for total services valued at $1,374,260. These transactions were made pursuant to an exemption provided by
Section 4(2) of the Securities Act of 1933.

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

GENERAL

Our primary business is the publication and sale of audio books, but we also offer print books, intend to offer electronic books, and offer DVD's for rent.
Thus far, almost all of our revenues have been earned from the sale of audio books.

Our former subsidiary, Corporate Media Group, Inc. filed for protection under the provisions of Chapter 7 of the US Bankruptcy Code on August 5, 2003. In the
2nd quarter of 2004, pursuant to Federal Bankruptcy Court Rules of Procedure and generally accepted accounting rules, the assets and liabilities of CMG were removed from our consolidated financial statements. This action resulted in a one time equity improvement to the Company's balance sheet of $2,166,803.

We currently have limited internal and external sources of liquidity. At this time, aside from what we will spend on duplication equipment, we have made no material commitment for capital expenditures. During the year ended
December 31, 2004, we spent approximately $147,644 for the production of audio masters. Our budget projections for the calendar year 2005
are for $100,000 in capital expenditures, primarily for additional duplication, packaging, direct mail, recording equipment and the production of audio masters.

With the exception of a continuing flatness in sales of our products to audio book distributors and retailers, and the uncertainty related to whether or not we will be able to raise working capital when we need it, we do not know of any trends, events or uncertainties that are expected to have a material impact on our net sales and income from continuing operations. Sales of our books are not seasonal in nature, although we may experience an increase in sales during the year-end holidays.

The Company intends to stimulate sales through direct marketing efforts to individual retail customers.  This will be accomplished through direct mail, email blasts and telemarketing.  Thus these sales are expected to increase the Company sales margin.

RESULTS OF OPERATIONS

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003.

Our revenues from operations for the year ended December 31, 2004 were
$1,229,977 as compared to revenues of $1,277,572  for the year ended December 31,
2003. Revenues decreased  due to a decrease in the Company's truck stop sales.

Our gross profit from operations for the fiscal year ended December 31, 2004 decreased to $726,331  as compared to $792,690  for the fiscal year ended December
31, 2003. Our gross margin percent decreased  to 59 % in fiscal year 2004 from
65 % in fiscal year 2003. The decrease in gross profit from operations is attributable to price reductions, while the decrease  in gross margin percent is attributable to selling larger amounts of audio books at reduced prices.
This was a result of decreasing aging inventory at liquidation prices.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, consultants and professional fees, recruitment expenses, and other corporate expenses, including business development.  Selling, general and administrative costs increased by $361,118, to $3,524,078 for the year  ended December 31, 2004 as compared to $3,162,960 for the year ended December 31, 2003, a 11%  increase. This increase  is primarily attributable to an increase in salary expense, factoring expense, and setting up a reserve for uncollectible AR of $178,541.

Interest expense was $12,865 during the year ended December 31, 2004 as compared to the year ended December 31, 2003 was $0.  The $12,865 interest expense is in regards to the June 2004 Convertible Debentures.

Our net ordinary  loss from operations was $2,951,409  for the year ended December 31,
2004 as compared to a loss from operations of $2,520,989  for the year ended
December 31, 2003, an increase in ordinary loss of $430,420. The increase  in net ordinary loss from operations was primarily attributable to an increase in the issuance of common stock for services.

Our net loss for the year ended December 31, 2004 was $(819,901)  as compared to
$2,520,972 in net loss for the year ended December 31, 2003. The reduction in net loss resulted from a one time adjustment to our financial statements in the amount of ($2,166,803) made as a result of the finalization of the Corporate Media
Group, Inc. bankruptcy, which allowed us to remove its net liabilities from our consolidated financial statements.

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2004 and
2003, we incurred net losses of $819,901  and $2,520,972 , respectively. In addition, as of December 31, 2004, our total current liabilities exceeded our total current assets by $1,008,447. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The Company intends to acquire a new financing facility in the range of $500,000 to $1,000,000 in the near future.  This capital will be used to eliminate old debt as well as to engage in certain marketing activities that are intended to increase both sales and margin.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 we had $1,356 in cash on hand. Our primary sources of cash during the year ended December 31, 2004 came from revenues earned from the sale of our products, our factoring arrangement and the sale of our securities.
During 2002, the Company entered into an asset based line of credit factoring agreement with Langsam Borenstein Partnership. Pursuant to this agreement, we sell selected accounts receivable to Langsam Borenstein Partnership in the face amount of no less than $5,000 per month. Langsam Borenstein Partnership charges a varying commission on each invoice sold, depending on the number of days payment is outstanding. The commission may vary from 4% to 10%. This agreement has no set term and may be cancelled by either party on notice to the other. As part of this transaction, we granted to Langsam Borenstein a security interest in our assets, including our receivables. This security interest is subordinate to the security interest granted to the holders of our 6% Convertible
Debentures. The Company engaged in a transaction in June of 2004 whereby $290,000 in convertible notes with warrant coverage were sold to various investors. All of our assets have been pledged to two creditors. At December 31, 2004 we had a net ordinary loss from continuing operations of $2,938,544, and a total net loss of $(819,901).

Net cash provided by operating activities during the year ended December 31,
2003 was $196,432 as compared to $(58,248) of net cash used in operating activities during the year ended December 31, 2004, a decrease of $254,680.

Net cash used in investing activities totaled $318,098 for the year ended
December 31, 2004 as compared to net cash used in investing activities in the amount of $28,981 for the year ended December 31, 2003. Cash was used for the purchase of audio tape and CD stock for master recordings and for studio time and voice talent during the fiscal year ended December 31, 2004

Net cash provided by financing activities totaled $40,944 for the year ended
December 31, 2003 as compared to net cash provided by financing activities totaling $341,912 for the year ended December 31, 2004. The Company borrowed
$257,311 on a Convertible Debenture, the balance of $84,601 was from the sale of common stock.

Our attainment of profitable operations is dependent upon our ability to license new titles cost-effectively, our ability to increase sales of our products and our ability to keep our expenses under control.  We are attempting to increase our market share by selling not only to distributors, but also by selling directly to truck drivers and to independent truck stops.  We have also attempted to reduce our costs by integrating audio and print graphic design, printing, duplication and packaging production.  This was accomplished through changing the packaging for both CD and cassette format books so that the cover design and the casing were comprised as one single unit rather than two separate components.

By September 30, 2004, the operations of Action Media Group, LLC (doing business as "Coreflix") were fully integrated with our operations in Albuquerque, New Mexico.
Through the Coreflix name, we rent action sports DVD's through the Coreflix website.
During the 2004 fiscal year, Coreflix produced gross revenues of $11,024.
Now that the Coreflix operations are fully integrated, we expect these revenues to increase.

We project that during 2005, the technology afforded by Coreflix' operations will provide us with the opportunity to cost-effectively expand the distribution of our audio library products. Specifically, our goal is to expand the purchase of our existing audio product assets by offering online/web sales and eventually modifying this same sight to offer downloading of these traditional cassette and
CD audio products.  If we are successful in implementing this plan, and overcome security and potential counterfeiting concerns, we expect margins on these sales to be greater than sales made to distributors.  These downloadable products, from existing library assets, would be a B2C transaction. This expansion would represent improved utilization of existing Company assets, technology, and personnel.

The Company continues to seek methods to reduce expenses. The 2nd quarter's redesign of cassette tape packaging, produced in the 3rd quarter a reduction in costs for raw materials and labor required to assemble, package, and ship our products.
Additionally, changing the CD raw material supplier produced a higher product quality and a labor savings through reduction of product duplication-production time. The Company also prints all products through the use of high speed, high resolution laser printing equipment. These cost savings should continue to benefit the Company in the future.

Marketing initiatives by the Company during 2004 increased sales in those targeted efforts. With improved inventory control, the Company has been able to provide targeted promotional sales incentives to its primary wholesale distribution network.
Excess aging inventory was offered at reduced pricing to these wholesalers.
These promotional activities periodically improved sales and revenue.  The Company's
"800" number call in sales decreased from $66,735 in 2003 to $51,423 in 2004 due to the increased focus on reduction of aging inventory. The Company anticipates that the telemarketing, email blasts and direct mail efforts should improve sales in 2005.

Sales personnel generated improved results from two primary customers in the core industry sector served by the Company. During the 3rd quarter of 2004 we entered into an agreement with The News Group (TNG). TNG operates in 10 major regions across
North America, which customer network includes the Army and Air Force Base Exchange
Systems, as well as national networks of truck stops, convenience marts, and retail drug stores. In August 2004, TNG placed its initial monthly order of approximately $7,000.  Additionally, during 2004, the Company's largest customer,
Audio Adventures, Inc., purchased product at a higher rate than in 2003.  During the 2004 fiscal year, Audio Adventures ordered product totaling $237,174 as compared to product orders of $67,663 in 2003.

Effective August 26, 2004 we implemented a 40:1 reverse stock split which was approved by our stockholders on January 30, 2004. This action was taken due to the belief that the sub-penny per share price was an ongoing hindrance to qualified investor review of our business, and subjected our common stock to downward volatility. Effective August 26, our stock ticker symbol was changed to
APBI.

While our business plan is not reliant upon the acquisition of related businesses, we continue to consider such acquisitions.  Due to our extremely tight cash flow, any such acquisition would have to be made  by using shares of our common stock.
We are not presently engaged in any negotiations with, nor do we have any commitments to, any person or entity to acquire any business or assets.

During the next 12 months we will finance our operations primarily through revenues from sales of our products although, if our revenues are inadequate, we will be required to seek additional funds through sales of our securities or from related party loans. The Company is in discussion with various financing sources to provide financing for the Company in the near future, however we cannot guarantee that we will be successful in raising additional capital when we need it. If we need money for our operations but we are not successful in generating sufficient revenues, raising money through the sale of our securities or borrowing money, we may be required to significantly curtail, or to cease, our operations.

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

In September, October and November 2001 our director, Jerome Ruther, loaned us
$100,000, $100,000 and $100,000, respectively. Each loan accrues interest at the rate of 30% per year. Interest is to be paid monthly and principle is to be paid one year from the date of the loan. This obligation is currently in default, as no payments of principle or interest have been paid toward this obligation. To date, no demand for payment or attempt to collect this obligation has been made by Mr. Ruther. Payment of each of these obligations is secured with 500,000 pre-split shares of our common stock.

In December 2001 our Chief Financial Officer and director, Don White, loaned us
$10,000. The loan accrues interest at the rate of 30% per year. Interest is to be paid monthly and principle is to be paid one year from the date of the loan.
This obligation is currently in default, as no payments of principle or interest have been paid toward this obligation. To date, no demand for payment or attempt to collect this obligation has been made by Mr. White. Payment of this obligation is secured with 100,000 pre-split shares of our common stock.

A shareholder loaned us $50,000, $2,500 and $25,000 in September 2002, November
2002 and December 2002, respectively. These loans accrue at an interest rate of 6%.
The Company is currently making payments of $500.00 per month.

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
Pursuant to the restructuring agreement, the principal amount of the debentures was increased to $337,195, the interest rate of the debentures was reduced to 6%
and is paid quarterly and the due date of the debentures was extended until June
15, 2005.  Payment of the debentures is secured by our assets.  As a result of a missed payment, the interest rate on the debenture was increased on August 21, 2003 from 6% to 18%.  As of December 31, 2004 an approximate balance of $185,000 remained, the difference of which was converted to common stock during the course of 2004 at varying prices. George Lovato, Jr., David Poling, Jay Simon and Don White,
directors of the Company, made a loan of $10,000 each for a total of $40,000 to the Company in February 2005.  It is anticipated that these loans will be repaid as soon as funds are available.

                                       10

Recently Issued Accounting Pronouncements

In December of 4 the Financial Accounting Standard Board ("FASB") revised
SFAS #123.

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or
in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

The Company does not expect adoption of SFAS #123 to have a material impact, if any, on its financial position.

In November of 2004 the Financial Accounting Standards Board ("FASB") issued SFAS
#151, an amendment of ARB No. 43.

This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing,"
to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

The Company does not expect adoption of SFAS #149 to have a material impact, if any, on its financial position or results of operations.

In December of 2004 the Financial Accounting Standards Board ("FASB") issued SFAS
#152, an amendment of FASB Statements No. 66 and 67.

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate,
to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP)
04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations
of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

The Company does not expect adoption of SFAS #150 to have a material impact, if any, on its financial position or results of operations.

In December of 2004 the Financial Accounting Standards Board ("FASB") issued SFAS
#153, an amendment of APB Opinion No. 29.

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends
Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-
monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

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
Consolidated Statements of Operations                                          F-3
Consolidated Statement of Shareholders' Equity                                 F-4
Consolidated Statements of Cash Flows                                          F-5
Notes to Consolidated Financial Statements                                     F-6 to F-18

 Item 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLSOURE.

Not applicable.

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

                           Item 8B. OTHER INFORMATION

Not Applicable

                                    PART III

           Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions of our Directors,
Executive Officers and Advisors to the Board of Directors.

                                   Management

Name                            Age              Position

George Lovato, Jr.              48               CEO/Chairman/President
Don White                       53               Director/CFO/Vice President
David Poling                    75               Director/Vice President
Jay Simon                       45               Director/Secretary/Treasurer
Jerome Ruther                   70               Director
Lowell S. Fixler                70               Advisor to the Board
Philippe de La Chapelle         62               Advisor to the Board
Stedman Walker, Ltd.            N/A              Advisor to the Board/Consultant

All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified.  None of our Directors, nor our outsider Advisors, currently receive any form of cash compensation for their participation on the Company's Board of Directors.  At the chairman's discretion he may award stock and/or stock options to the Directors in lieu of cash compensation for services rendered.

The officers of the Company are appointed by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

Director, Jay Simon is married to our CEO's sister.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

                        Item 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company's President as of the end of the 2004 fiscal year; (ii) the four other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2004 fiscal year whose annual salary and bonus exceeded $100,000; and (iii) up to two additional individuals who would be in category (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the "named executive officers"):

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
          (a)         (b)     (c)       (d)       (e)       (f)          (g)         (h)       (i)

                                                 Other
         Name                                    Annual   Restricted   Securities   LTIP       All
          And                                    Compen   Stock        Underlying   Payouts    Other
       Principal             Salary     Bonus    sation   Award(s)     Options      SARs(1)    Compen
       Position       Year     ($)       ($)       ($)       ($)                    ($)        sation

     George Lovato
     CEO/Director     2004        0         0         0   569,000         0         0         0
                      2003        0         0         0     5,700(2)      0         0         0
                      2002  604,520(3)      0         0    35,000         0         0         0
       Jay Simon
Sec/Treas/Director
                      2004        0         0         0    23,000         0         0         0
                      2003        0         0         0         0         0         0         0
                      2002        0         0         0         0         0         0         0

     David Poling
V. President/Director
                      2004        0         0         0    76,750         0         0         0
                      2003        0         0         0       500(4)      0         0         0
                      2002  140,000(5)      0         0    17,500         0         0         0

     Jerome Ruther    2004        0         0         0    59,000         0         0         0
       Director (2)   2003        0         0         0         0         0         0         0
                      2002        0         0         0         0         0         0         0

      Don White       2004        0         0         0   151,000         0         0         0
    CFO/Director      2003        0         0         0     3,200(7)      0         0         0
                      2002  420,583(8)      0         0    17,500         0         0         0

(1)  No SARs were granted or exercised by any named executive officer in any of, the last three fiscal  years.

(2)  During the 2003 fiscal year we issued 285,000 shares of our common stock, having a value of $5,700, to Mr. Lovato.  The value of the stock was computed using the closing  price on December  31,  2003,  of $0.02 per share.
     The restricted stock award vested on the date of the grant.

(3)  The amount also  include  $577,520,  paid with  8,250,292  shares of common stock issued in lieu of cash compensation for services rendered

(4)  During the 2003 fiscal year we issued 25,000 shares of our common stock, having a value of $500, to Mr. David Poling.  The value of the stock was computed using the closing  price on December  31,  2003,  of $0.02 per share.
     The restricted stock award vested on the date of the grant.

(5)  The amounts also include  $140,000,  paid with  2,000,000  shares of common stock issued in lieu of cash  compensation  for services  rendered

(6)  Amounts paid to Mr. Ruther were paid for services performed for the Company in conjunction with the creation of our audio books division.

(7)  During the 2003 fiscal year we issued 160,000 shares of our common stock, having a value of $3,200, to Mr. Don White.  The value of the stock was computed using the closing  price on December  31,  2003,  of $0.02 per share. The restricted stock award vested on the date of the grant.

(8)  The amounts also include  $406,000,  paid with  5,800,000  shares of common stock issued in lieu of cash compensation for services rendered

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2004.

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

Name and Address of                         Amount and Nature
   Beneficial Owner      Title of Class    of  Beneficial Ownership  Percent of Class
--------------------------------------------------------------------------------

George Lovato, Jr             Common        3,732,983                   21.2%
12310 Claremont NE
Albuquerque, NM  87112

Don White                     Common          990,000                    5.6%
8106 Devonwood
Huston, TX  77070

Jerome Ruther                 Common           88,780                     .5%
1208 North Summit Drive
Santa Fe, NM  87501

Jay Simon                     Common           35,000                     .2%
5528 E. Cheryl Drive
Paradise Valley, AZ  85253

David Poling                  Common          600,308                    3.4%
3616 San Rio Place NW
Albuquerque, NM  87107

Total Shares of Officers and
Directors as a Group          Common         5,447,071                   30.9%

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

The Chairman, George Lovato, Jr. allowed the use of various credit cards utilized to purchase certain raw materials and services.  These short term loans are intended to be paid back as soon as funds are available.  The total credit card loan amount is $24,026.17.

B. H. Capital Limited purchased various duplication and packaging equipment and in turn leased this equipment back to the Company for a gross lease amount of $35,000.  Lease payments are being made on a monthly basis of $1,700.  This lease was executed in January of 2004 and is anticipated to terminate December of 2005.

                    Item 13. EXHIBITS

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
          10.25 - 6% Senior Secured Convertible Debenture issued to Addison Adams,
                December 18, 2003, filed with the Securities and Exchange Commission on March 30, 2004.
          10.26 - 6% Senior Secured Convertible Debenture issued to Nimish Patel,
                December 18, 2003, filed with the Securities and Exchange Commission on March 30, 2004.
          10.27 - 6% Senior Secured Convertible Debenture issued to Erick Richardson,
                December 18, 2003, filed with the Securities and Exchange Commission on March 30, 2004.
          10.28 - Equipment lease between Americana Publishing, Inc. and B.H.
                  Capital Limited, LLC, filed with the Securities and Exchange Commission on March 30, 2004.
          14.  - Code of Ethics filed with the Securities Exchange Commission on March 30, 2004.
          23.  - Consent of Independent Auditor, filed herewith.
          31.1 - Certification  of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
          31.2 - Certification  of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
          32.1 -  Certification  of Chief Executive Officer Pursuant  to  Section  1350 of  Title 18 of the
               United States Code.
          32.2 -  Certification  of Chief Financial Officer Pursuant  to  Section  1350 of  Title 18 of the
               United States Code.

               -------------------------------------------------------

                 Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "All other fees" consisted of services relating to the filing of the Form 10-Q's.

                                             December 31, 2004                 December 31, 2003

(i)         Audit Fees                       $36,000                           $30,000
(ii)        Audit Related Fees               $     0                           $     0
(iii)       Tax Fees                         $     0                           $     0
(iv)        All Other Fees                   $ 7,500                           $ 7,500

                                   SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                        AMERICANA PUBLISHING, INC.

Date: April 15, 2005
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

Name                              Title                             Date

/s/George Lovato, Jr.
George Lovato, Jr.                Chairman, Chief Executive         April 15, 2005
                                  Officer and President

/s/Don White
Don White                         Chief Financial Officer,          April 15, 2005
                                  Director

/s/Dr. David Poling
Dr. David Poling                  Director                          April 15, 2005

/s/Jay Simon
Jay Simon                         Director                          April 15, 2005

/s/Jerome Ruther
Jerome Ruther                     Director                          April 15, 2005

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

Dated  April 15, 2005

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

Dated  April 15, 2005

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

The annual report on Form 10-KSB for the year ended December 31, 2004 of the
Company fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated  April 15, 2005

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

The annual report on Form 10-KSB for the year ended December 31, 2004 of the
Company fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated  April 15, 2005

/s/Don White
Don White
Chief Financial Officer

                                       25

                                                     Independent Auditor's Report

The Board of Directors and Shareholders
Americana Publishing, Inc.
Albuquerque, New Mexico

I have audited the  accompanying  balance  sheet of Americana  Publishing,  Inc. as of December 31, 2004 and the related  statements of operations,  and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

 I conducted the audit in  accordance  with the standards of the Public  Company  Accounting  Oversight  Board (United  States).  Those
standards require that I plan and perform the audit to obtain reasonable  assurance about whether the financial  statements are free of material  misstatement.  The Company has  determined  that it is not  required to have,  nor was I engaged to perform,  an audit of its internal  control  over  financial  reporting.  An audit  includes  examining,  on a test basis,  evidence  supporting  the amounts and disclosures in the financial  statements.  An audit also includes  assessing the accounting  principles used and significant  estimates made by management,  as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion,  the financial  statements  referred to above  presents  fairly,  in all material  respects,  the financial  position of
Americana  Publishing,  Inc as of December  31, 2004 and the  results of its  operations  and its cash flows for the year then ended in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The accompanying  financial  statements have been prepared assuming that the Company will continue as a going concern.  As discussed in
Note 2 to the financial statements,  the Company has suffered recurring losses from operations,  and its current liabilities exceed its total current assets.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.

Philip H. Salchli, CPA
Houston, Texas
April 14, 2005

                                                      Americana Publishing, Inc.
                                                             Balance Sheet
                                                        As of December 31, 2004

ASSETS

Current Assets                                                     2004
                                                                -------------
    Cash and cash equivalents                                $    1,356
    Accounts Receivable, less allowance for doubtful
      accounts of $207,857                                      148,601
    Inventory                                                    50,186
    Prepaid and other current assets                             37,919
    Assets from discontinued operations                               -
                                                             ---------------

        Total Current Assets                                 $  238,062

Property and Equipment, net                                     578,202
                                                             ---------------
TOTAL ASSETS                                                 $  816,264
                                                             ===============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts Payable                                         $  230,858
    Accrued expenses                                            619,340
    Notes Payable                                                25,000
    Convertible debt - related parties                          114,000
    Notes Payable - June Convertible Debt                                                                                  257,311
                                                             -------------
       Total current liabilities                                1,246,509

Commitments and contingencies

Shareholder's deficit
    Preferred stock, no par
      20,000,000 shares authorized
      no shares issued and outstanding                                -
    Common stock, $0.001 par value
      500,000,000 shares authorized                                   -
       18,648,896 shares issued and outstanding                  18,648
    Additional Paid-In Capital                               15,757,699
    Accumulated deficit                                     (16,206,592)
                                                            -------------
        Total shareholder's deficit                               (430,245)
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                  $   816,264
                                                            =============

   The Accompanying Notes are an Integrated Part of these Financial Statements

                                                      AMERICANA PUBLISHING, INC.
                                                       STATEMENTS OF OPERATIONS
                                                   For the Years Ended December 31,

                                                                          2004               2003

Revenues                                                              $ 1,229,978       $1,227,512

Cost of goods sold                                                        503,647          484,822
                                                                      ----------        ----------
Gross profit                                                              726,331          792,690

Operating expenses
     Depreciation and amortization                                        153,662          111,484
     Selling, general, and administrative (including stock-
         based compensation of $2,344,587 and $2,464,167)               3,524,078        3,162,960
                                                                      ----------        ----------
         Total operating expenses                                       3,677,740        3,274,444
                                                                      ----------        ----------
Loss from operations                                                   (2,951,409)     (2,481,754)

Other income (expense)
     Miscellaneous Income                                                   3,536          10,393
     Miscellaneous Expense                                                (38,831)        (49,611)
                                                                      ----------        ----------
         Total other income (expense)                                     (35,295)        (39,218)

Loss before extraordinary gain                                                      (2,986,704)      (2,520,972)

Extraordinary Item
  Discharge of Bankruptcy - CMG                                         2,166,803               -
                                                                      ----------        ----------
Net loss                                                                 (819,901)    $(2,520,972)

Basic and diluted loss per share
     From continuing operations                                             (0.12)     $    (1.61)
     From discontinued operations                                               -               -
                                                                      ----------        ----------
         Total                                                              (0.12)     $     (1.61)
                                                                      ==========        ==========
Basic and diluted weighted-average shares outstanding                   6,398,984       1,562,640
                                                                      ===========       ==========

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
Issuance of common
   stock to employees
   and members of the
   Board of Directors
   for services
   rendered                      16,300,000             16,300           535,200                             551,500
Net Loss                                                                               (2,520,972)        (2,520,972)
Balance, December
   31, 2003
  (after 40:1 reverse split)      2,499,976             2,500        12,858,283      (15,386,644)        (2,525,858)
Issuance of common
   stock for purchase
   of shares                                      100,000                          100              50,150
    50,250
Issuance of common
   stock to outside
   consultants in
   exchange for
   services rendered               4,848,838                4,849     1,369,411                                 1,374,260
Issuance of common
   stock to Board
   of Directors                            5,787,500                    5,787      960,713                                  966,500
Issuance of common
   stock to employees
   for services rendered                368,250                           366       79,353                      79,719
Issuance of common
   stock for note
   conversions                             3,357,360                    3,358      329,558
332,916
Issuance of common
   stock for option
   exercises                                      1,550,000                        1,550       21,700                      23,250
Issuance of common
   stock in exchange
   for assets                                 138,000                     138       88,531                                 88,669
Net Loss                                                                                                                   (819,900)
(819,900)
Balance, December
   31, 2004                                      18,649,924                       18,648    15,757,699               (16,206,544)
                       (430,244)

                                                      AMERICANA PUBLISHING, INC.
                                                       STATEMENTS OF CASH FLOWS
                                                   For the Years Ended December 31,

                                                                                      2004                   2003
Cash flows from operating activities
   Net loss from continuing operations                                            $(2,951,409)         $ (2,520,972)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                  153,662               111,484
       Allowance for doubtful accounts                                                178,541                     -
       Issuance of common stock to outside consultants
         in exchange for services rendered                                          1,374,260             1,912,697
       Issuance of common stock to employees and
         members of the Board of Directors in exchange
         for services rendered                                                        966,500               551,500
       Accounts receivable (Increase) Decrease                                        (57,799)               80,877
       Inventory (Increase) Decrease                                                   33,154               (14,094)
       Prepaid and other current assets (Increase) Decrease                           (32,240)                2,791
       Factor payable Increase (Decrease)                                              42,413                42,413
       Accounts payable Increase (Decrease)                                            10,756                (4,021)
       Accrued expenses Increase (Decrease)                                           228,914                33,757
                                                                                   -----------             ---------
Net cash used in operating activities                                                (53,248)              196,432

Cash flows from investing activities
   Purchase of property and equipment                                                (318,098)             (206,586)
                                                                                    -----------             --------
Net cash provided by (used in) investing activities                                  (318,098)             (156,586)

Cash flows from financing activities
   Proceeds of notes payable                                                      $   257,311       $        (9,056)
   Proceeds from sale of common stock                                                   84,601                     -
                                                                                     ----------             --------
Net cash provided by financing activities                                             341,912                (9,056)
                                                                                     ----------             --------
Net decrease in cash and cash equivalents                                             (29,434)               30,790

Cash and cash equivalents, beginning of year                                           30,790                     -

Cash and cash equivalents, end of year                                            $     1,356       $        30,790

Supplemental disclosures of cash flow information

   Interest Accrued - continuing operations                                       12,865                  $             -

   Income taxes paid                                                                        -       $             -

                                                      AMERICANA PUBLISHING, INC.
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           December 31, 2004

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

          CMG  provided  audio  and  video           duplication,   packaging,  fulfillment,  storage,  and  marketing,  to
          various customers throughout the nation.

          During the nine months ended  September 30, 2002,   CMG  ceased
          operations and on August 5, 2003 filed a petition under Chapter 7 of the bankruptcy code.  In addition,  the Company is involved in a lawsuit  with the former owner of CMG.

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
                                                         ==========
NOTE 2 - GOING CONCERN

          The  accompanying  financial  statements have been prepared on a going concern basis,  which  contemplates  the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements,  during the years ended December 31, 2004 and 2003,  the  Company  (as  defined  in Note 3)  incurred  losses of
          ($819,901) and ($2,520,972),  respectively.  In addition, as of December
          31, 2004,  its total  current  liabilities  exceeded its total current assets by $1,008,447.
          These factors, among others, raise substantial doubt about its ability to continue as a going concern.

          Recovery of the Company's assets is dependent upon future events,  the outcome  of which  is  indeterminable.  The  Company's  attainment  of profitable operations is dependent upon the Company obtaining adequate debt and equity  financing and achieving a level of sales  adequate to support  the  Company's  cost  structure.  Management  plans  to raise additional equity capital and  continue to develop its products.

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
          25.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising Expense
          The  Company  expenses  advertising  in the  period  the  service  was incurred.  For the year ended December 31, 2004,  advertising  expense for continuing  operations  was  approximately  $10,234.  For the year ended December 31, 2003, advertising expense for continuing operations was approximately $3,002.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Risk
          During the year ended  December 31, 2004, the Company had net sales to five major customers that  represented  27%, 21%,15%, 14% and 5% of net sales.

          In the  event of a merger,  sale of the  Company,  a hostile  takeover attempt,  or  other  sales  of the  Company's  assets,  each  director previously  granted  options will have the option to purchase  300,000 additional shares of common stock at $1 per share.

          Recently Issued Accounting Pronouncements

          In December 2004 the Financial Accounting Standard Board ("FASB") revised
SFAS No.123.

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18,
"Accounting for Equity Instruments That Are Issued to Other Than Employees for
Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee
Stock Ownership Plans.

The Company does not expect adoption of SFAS 123 to have a material impact, if any, on its financial position.

In November of 2004 the Financial Accounting Standards Board ("FASB") issued SFAS No.
151, an amendment of ARB No. 43.

This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing,"
to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

The Company does not expect adoption of SFAS No. 149 to have a material impact, if any, on its financial position or results of operations.

In December 2004 the Financial Accounting Standards Board ("FASB") issued SFAS
No. 152, an amendment of FASB Statements No. 66 and 67.

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate,
to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP)
04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations
of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

The Company does not expect adoption of SFAS No. 150 to have a material impact, if any, on its financial position or results of operations.

In December of 2004 the Financial Accounting Standards Board ("FASB") issued SFAS
No. 153, an amendment of APB Opinion No. 29.

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

          Stock Option Plan
          In June  2000,  the Board of  Directors  approved  the  adoption  of a non-qualified and incentive stock option plan, the 2000 Stock Purchase and  Option  Plan  (the  "Plan").  The  Plan is  intended  to  provide incentives to key employees,  officers,  and consultants of the Company who provide significant  services to the Company.  There are 5,000,000 shares of common stock reserved for issuance under the Plan.  Options vest as  determined  by the Board of Directors. The Plan expires on
              June 30, 2010.

          The  exercise  price  of  options  granted  under  the  Plan  will  be determined by the Board of Directors, provided that the exercise price will  not be less  than 85% of the  fair  market  value on the date of grant. In addition, if the option is granted to an officer or director of the Company,  the exercise  price will not be less than 100% of the fair market value on the date of grant.  Furthermore,  incentive stock options may not be granted to a 10%  shareholder,  unless the exercise price is 110% of the fair market value on the date of grant.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2004 consisted of the following:

                              Continuing Operations

                  Audio Production Cost                              598,414
                  Database and circulation list                      239,314
                  Computer equipment                                 154,958
                  Office furniture and fixtures                       45,564
                  Web site development                                44,663
                  Leasehold improvements                               5,299
                  Other                                               96,442
                          DVD Inventory                                                   120,000
                                                                   ---------
                                                                   1,304,654

                  Less accumulated depreciation and amortization     726,449
                                                                   ---------
                      Total                                          578,205
                                                                   =========

          Depreciation  and amortization  expense for continuing  operations was
          $153,662  and $111,484 for the years ended  December 31, 2004 and 2003, respectively.

NOTE 5 - NOTES PAYABLE

                       Note Payable                                                       $           25,000

                       Convertible Debt Related Parties                        114,000

                       Notes Payable - Convertible Debt 2004                              257,311

                                  Total                                                   $          396,311

NOTE 6 - CONVERTIBLE DEBT - RELATED PARTIES

          The Company issued  convertible debt, as summarized below,  payable to various individuals,  which is convertible at the option of the holder into the Company's common stock.  Interest at 30% per annum is payable on a monthly  basis.  If the note holders  elect to convert their debt into common stock, the conversion prices range from $0.05 to $0.10 per share.  This debt was converted to common stock during 2004.

          The terms  associated  with each series for the year ended December 31, 2004(?)
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
          Since  the  debt  was  immediately   convertible,   the  $385,000  was
          recognized  in the  statement  of  operations  during  the year  ended
          December 31, 2004.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases
          The Company  leases its office  facilities  from a related party under operating lease agreements,  which expired in December 2004 and now is a month-to- month lease and requires monthly payments of $5,000 per month.

          Future  minimum  payments  under these  operating  and  capital  lease agreements at December 31, 2004 were as follows:

                   Year Ending                                                Operating
                  December 31,                                                  Leases

                      2004                                                       0

                                                                        $        0
                  Less amount representing interest                     ================

         Rent expense was $57,227 and $48,000 for the years ended December 31, 2004 and
              December 31, 2003, respectively.

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

        Factoring Agreement - Continuing Operations

          The Company  will  require  future  financing  in various  forms.  The
          Company  is  financing  working  capital  timing  differences  with an asset-based line of credit factoring agreement with Langsam Borenstein
          Partnership. In April 2002, the Company entered into an agreement with
          Langsam Borenstein  providing for sale of selected accounts receivable belonging to the Company to Langsam  Borenstein  in the face amount of at least  $5,000.00 per month.  Langsam  Borenstein in accordance with the terms of the agreement charges a varying  percentage rate on each invoice sold by the Company to Langsam  Borenstein from 4% for payment by the  customer  within 30 days to 10% for  payment  by the  customer between 81 to 90 days.

         Litigation
          The Company is involved in certain legal  proceedings and claims which arise in the normal  course of business.  Management  does not believe that the outcome of these  matters will have a material  effect on the
          Company's financial position or results of operations.

NOTE 8 - SHAREHOLDERS' DEFICIT

         Common Stock
          During the years ended  December  31, 2004 and 2003,  the Company sold
          100,000  and  992,560  pre-split shares,  respectively,  of  common  stock for
          $50,250 and $50,000,  respectively, under regulation 4(2). Regulation
          4(2)  provides  for the sale of  restricted  shares  of  common  stock without the preparation of a prospectus.  The shares offered cannot be sold for a period of one year.

          During the years ended  December 31, 2004 and 2003, the Company issued
          6,153,750  and 16,300,000  pre-split shares,  respectively,  of common stock to employees and members of its Board of Directors for services rendered.
          Compensation  expense of $996,500 and  $551,500  was recorded  with an offset to common stock and additional paid-in capital during the years ended December 31, 2004 and 2003, respectively.

         Common Stock (Continued)
          During the years ended  December 31, 2004 and 2003, the Company issued
          4,848,838  and 51,842,644 pre-split shares,  respectively,  of common stock to outside consultants and companies for services rendered.  These shares were  recorded  at their fair  market  value at the time of  issuance.
          Consulting  expense of $1,378,086 and  $1,912,697 was recorded  with an offset to common stock and additional paid-in capital during the years ended December 31, 2004 and 2003, respectively.

NOTE 9  - INCOME TAXES

          A reconciliation of the expected income tax computed using the federal statutory  income rate to the Company's  effective  rate for the years ended December 31, 2004 and 2003 was as follows:

                                                                                2004               2003
                  Income benefit computed at federal statutory tax
                      rate                                                      (34.0)%             (34.0)%
                  State taxes, net of federal benefit                            (5.0)               (5.0)
                  Permanent differences                                           6.0                 6.0
                  Valuation allowance                                            33.0                33.0

                         Total                                                      -   %               -  %

          Significant components of the Company's deferred tax assets for income taxes consisted of the following at December 31, 2004
                  Deferred tax assets
                      Net operating loss carry forward                          $      5,011,417

                  Less valuation allowance                                             5,011,417

                           Net deferred tax assets                              $              -

          As  of  December  31,  2004,   the  Company  had  net  operating  loss
          carry forwards   for   federal  and  state   income  tax   purposes  of
          approximately  $7,107,970  and  $5,787,873,   respectively.   The  net
          operating  loss  carry forwards   begin  expiring  in  2017.

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

          During the year ended December 31, 2004, the Company issued a total of
          5,787,500shares of common stock to various Board  members,  various officers/Board  members, and the Chairman/majority  shareholder valued at $878,500, which represents the fair market value.

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED

        Convertible Debt - Related Parties
         All amounts owed by Americana Publishing, Inc. are in default.

                                      F-17

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
F-18