Form 10QSB
period 2005-03-31
AMERICANA PUBLISHING INC
filed 2005-05-16
CIK 1081751

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2005, there were 258,687,674 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x].

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Balance Sheets
                      December 31, 2004 (Audited) and
                      March 31, 2005 (Unaudited)                         F-1

                      Statement of Operations
                      Three months ended March 31, 2005
                      and 2004                                           F-1

                      Statements of Cash Flows
                      Three months ended March 31, 2005
                      and 2004                                           F-2

                Notes to Financial Statements                            F-3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    1 - 4

Item 3.  Controls and Procedures                                              5

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                             5

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds   5

Item 3.         Defaults Upon Senior Securities                               6

Item 4.         Submission of Matters to a Vote of Security Holders           6

Item 5.         Other Information                                             6

Item 6.         Exhibits                                                      7

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                                  Balance Sheets
                                      As of

                                                 March 31,        December 31,
                                                   2005               2004
                                                (unaudited)        (Audited)
ASSETS

Current Assets

    Cash and cash equivalents              $      15,904            $     1,356
    Accounts receivable, less allowance
      for doubtful accounts of $129,727
      and $207,857, respectively                 187,985                148,601
    Inventory                                     28,921                 50,186
    Prepaid and other current assets              20,323                 37,919

                                           ---------------         -------------

        Total Current Assets                      253,133               238,062

Property and Equipment, net                       581,551               578,202

                                           ---------------         -------------
TOTAL ASSETS                               $      834,684      $        816,264
                                           ===============         =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                              260,515               230,858
    Accrued expenses                              583,198               619,340
    Notes payable                                  53,841                25,000
    Notes payable - Officers and Directors         78,742                   -
    Convertible debt - related parties             71,500               114,000
    Notes Payable- June Convertible Debt          280,000               257,311
                                          ---------------           ------------

       Total current liabilities                1,327,796             1,246,509

Commitments and Contingencies

Shareholder's deficit
    Preferred stock, no par
      20,000,000 shares authorized
      0(unaudited)no shares issued and
        outstanding                                     -                     -
    Common stock, $0.001 par value
      500,000,000 shares authorized 218,117,510                               -
      (unaudited) and 18,648,896
        shares issued and outstanding for
        March 31,2005 and December 31,2004        218,116                18,648
        respectively(187,000,000 shares issued as
        collateral to Cornell Capital Partners-
        see subsequent events)

    Additional paid-in capital                 15,838,789            15,757,699
    Accumulated deficit                       (16,550,017)          (16,206,592)
                                              -------------        -------------
        Total shareholder's deficit              (493,112)             (430,245)
                                              -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT  $    834,684          $    816,264
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                            Statements of Operations
                                 For the Period

                                          Three Months        Three Months
                                             Ended                Ended
                                         March 31, 2005     March 31, 2004
                                           (unaudited)         (unaudited)

Revenues                                   $   228,671        $    299,073

Cost of goods sold                              48,411             189,545
                                            -----------        ------------
Gross profit                                   180,260             109,528
                                            -----------        ------------

Operating expenses
   Compensation/Consulting Expense             222,558           1,536,579
Depreciation and amortization                   41,408              33,925
   Selling, general, and administrative        257,203             225,443
                                            -----------        ------------
      Total operating expenses                 521,169           1,795,947
                                            -----------        ------------

Loss from operations                          (340,909)         (1,686,419)
                                            -----------        ------------
Other Income(Expense)
   Miscellaneous Expense                         2,516                   -
   Interest Income
   Other Expense                                     -              14,282
                                            -----------        ------------
       Total Other Income(Expense)            (343,425)             14,282
                                            -----------        ------------

Net(Loss)before extraordinary item            (343,425)    $    (1,700,701)

Extraordinary Item
 Net Gain from discharge of bankruptcy
    of CMG                                          -            2,166,803
                                            ===========        ============

Net Income after extraordinary item          (343,425)             466,102

Basic and Diluted profit (loss) per share
before extraordinary item                       (.005)               (.50)
Basic and Diluted profit (loss) per share       (.005)                 .13
                                            ===========        ============
Basic and Diluted weighted-average          68,421,906           3,365,457
  shares outstanding                        ===========        ============
                                                (Post 40:1 reverse split)

                See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                            Statement of Cash Flows
                                   (Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2005    March 31, 2004

Cash Flows From Operating Activities:
   Net Income                                    (343,425)             466,102
   Adjustments to Reconcile Net Loss
    To Net Cash used in operating activities
     Depreciation and amortization                 41,408               33,925
     Gain from discharge of bankruptcy                              (2,166,803)
    Allowance for doubtful accounts                78,130                    -
     Capital Transactions                                                    -
     Issuance of Common Stock to outside
       consultants in exchange for services
       rendered                                    84,558              823,079
     Issuance of Common Stock to employees and
       members of the Board of Directors for
       services rendered                          138,000              713,500
     (Decrease) Increase in Accounts Receivable   (39,384)             (47,444)
     (Increase) Decrease Prepaid Expenses
                and Other Assets                   17,596                1,255
     Increase (Decrease)in Accounts Payable        29,657               51,796
     (Increase) Decrease in Inventory              21,265               49,990
     Increase (Decrease) in Accrued expenses      (36,142)              67,204
                                               -------------        -----------
Net Cash Used In Operating Activities              (8,337)              (7,396)
                                               -------------        -----------
Cash Flows From Investing Activities:

   Purchase of Property and Equipment             (44,757)             (83,127)

                                                -------------        -----------
Net Cash provided by Investing Activities:        (44,757)             (83,127)
                                                -------------        -----------
Cash Flows From Financing Activities:
   Proceeds from notes payable                     49,142               26,107
   Payments on notes payable                                                 -
   Payments on capitalization lease obligations                              -
   Proceeds from sale of Common Stock & Warrants
            & Note Conversions                     18,500               46,250
                                                --------------       -----------
Net Cash Provided by Financing Activities          67,642               72,357
                                                --------------       -----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                14,548              (18,166)

Cash and Cash Equivalents at
  Beginning of Period                               1,356               30,790
                                                --------------       -----------
Cash and Cash Equivalents at
  End of Period
                               $                   15,904               12,624
                                                 =============       ===========

Supplemental disclosures of cash flow information

   Interest Paid                                    7,000                    -
                                                 =============       ===========
   Income Tax paid                               $                  $        -
                                                 =============       ===========

                See Accompanying Notes to Financial Statements.

                           AMERICANA PUBLISHING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements and related notes have been prepared by Americana Publishing, Inc., and are not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented, have been made. Certain reclassifications have been made to the prior year to conform with the current year's presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2004 and the three months ended
March 31, 2005, the Company incurred losses of $819,900 and $343,425, respectively. In addition, as of March 31, 2005, its total current liabilities exceeded its current assets by $1,074,663, and its shareholders' deficit was
$493,112. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In an ongoing effort to attain profitability, the Company routinely reviews staffing and production costs in the attempt to reduce cost of goods sold. This effort will continue on a monthly basis. In an attempt to improve revenues, the Company continues to seek both wholesale and retail outlets for its products, and to establish additional salespersons with industry contacts for distribution of the Company's products. To minimize costs, salespersons are sought who will act on an independent contractor basis with compensation based on earned commissions.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 we had cash or cash equivalents of $15,904 on hand as compared to $1,356 in cash or cash equivalents at December 31, 2004. Our primary source of cash during the three month period ended March 31, 2005 consisted of revenues from sales of our products.

Net cash used in operating activities was $8,337 for the three month period ended March 31, 2005 as compared to net cash used by operating activities of
$7,396 for the three month period ended March 31, 2004. Cash for the three month period ended March 31, 2005 was decreased primarily as a result of a decrease in sales.

Net cash used by investing activities was $44,757 during the three month period ended March 31, 2005 as compared to $83,127 net cash used by investing activities during the three month period ended March 31, 2004. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

Net cash provided by financing activities during the three month period ended
March 31, 2005 was $67,642 as compared to net cash provided by financing activities in the amount of $72,357 for the three month period ended March 31,
2004. We received $18,500 from the sale of our common stock and $48,142 in net proceeds from an increase in notes payable.

During the three month period ended March 31, 2004 we paid interest expense of
$7000 as compared to the three month period ended March 31, 2004 during which we paid interest expense of $0.

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

The Company has historically financed its operations through the sale of common stock. The Company now supports its operations primarily through the sale of its products and, to a lesser extent, through the sale of its common stock. The
Company's revenues averaged $100,000 per month during the 2004 fiscal year, although for the first three months of the 2005 fiscal year the Company has averaged only $76,223 in monthly revenues.. This revenue has not been adequate to cover current monthly cash expenditures thus requiring the Company to raise additional capital to support operations. Currently, management believes revenues will increase to adequate levels to support cash expenditures. In an attempt to improve revenues, the Company continues to seek both wholesale and retail outlets for its products, and to employ additional salespersons with industry contacts for distribution of the Company's products. To minimize costs, salespersons are sought who will act on an independent contractor basis with compensation based on earned commissions. More importantly, the Company has implemented an adopted shift in sales and marketing strategy. The strategic shift is for purposes of increasing sales and resulting revenues. Under the
Company's new strategy, it now markets product directly to consumers, and sells its products to only its most profitable distributors.

In addition management has implemented a plan to lower cash expenditures. The
Company routinely reviews staffing and production costs in the attempt to reduce cost of goods sold. This effort will continue on a monthly basis and the Company is actively pursuing additional capital infusions. There is no assurance that the Company will earn revenues that are adequate to support its operations. If the Company fails to earn adequate revenues to support its operations, management will seek to raise additional capital and/or lower cash expenditures in order to maintain operations for the next twelve months.

If product sales revenues do not increase and net cash from operations do not improve, the Company will require financing in the future. The Company is currently financing working capital timing differences with an asset-based line of credit. If the Company can gain access to the same, capital improvements should be financed by intermediate-term debt. This would be debt that has a term approximating the useful life of capital improvements, used for product production. This would define intermediate-term debt as being three to five years. The company has a commitment for financing from Montgomery Equity
Partners, LLC and Cornell Capital. Please refer to Note 7: Subsequent Events for particular details.

Note 5. Stock Transactions

During the first three  months of 2005 the Company  issued 7,418,614 shares of common stock to various employees and consultants.  The fair value of this stock was  booked as  compensation  expense  and  consulting  expense in the amount of
$222,558.

Note 6.  Extraordinary Item

During the first three months of 2004 CMG, the Company's subsidiary, obtained a
final  discharge  of  its  debts  in  bankruptcy.   As  a  result,  a  one  time
extraordinary  gain of $2,166,803 was recorded for the  forgiveness of debt. The forgiveness  of debt resulted from the  elimination  of $1,519,430 of assets and the elimination of $3,686,233 in debt resulting in a net gain of $2,166,803.

Note 7.     Subsequent Event

On April 1, 2005, the Company entered into a Standby Equity Distribution
Agreement with Cornell Capital Partners. Pursuant to the Standby Equity
Distribution Agreement, the Company may, at its discretion, periodically sell to
Cornell Capital Partners shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the Standby
Equity Distribution Agreement, Cornell Capital Partners will pay the Company 95%
of the lowest volume weighted average price of our common stock as quoted by
Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners will also retain 10% of each advance under the Standby Equity Distribution Agreement. Cornell Capital
Partner's obligation to purchase shares of the Company's common stock under the
Standby Equity Distribution Agreement is subject to certain conditions, including having a registration statement covering shares of common stock sold under the Standby Equity Distribution Agreement being declared effective by the
Securities and Exchange Commission, and is limited to $250,000 per weekly advance.

On April 1, 2005, the Company executed a Promissory Note in favor of Montgomery
Equity Partners, Ltd. in the principal amount of $820,000. The Note has an annual interest rate equal to 24%. Contemporaneously with the execution of the
Note, the Company and Montgomery entered into a Security Agreement and a Pledge
Agreement. The Company received $375,000 of the principal amount of the Note on
April 1, 2005 and will receive the remaining principal balance of $445,000 two
(2) business days prior to a registration statement being filed with the
Securities and Exchange Commission. The Note is secured by all of the Company's assets pursuant to the Security Agreement. In connection with the Note, the
Company issued to Montgomery a warrant to purchase 375,000 shares of its common stock for a period of three (3) years at an exercise price equal to $0.001. The
Company granted registration rights on the shares of common stock underlying the warrant. The Company will pay Yorkville Advisors Management, LLC a commitment fee equal to 10% of the gross proceeds of each of the above-referenced closing traunches. In addition, the Company paid to Yorkville Advisors Management, LLC a non-refundable structuring fee equal to $10,000, which was deducted from the proceeds from the first closing traunches. Pursuant to the terms of the Note, the Company had previously paid Yorkville Advisors Management, LLC a non-refundable due diligence fee equal to $2,500.

On April 25, 2005, Advantage Fund One LLC, elected to convert $75,000 of its $109,869 convertible note, resulting in the issuance of 25,000,000 shares of common stock.
This conversion resulted in reducing the note balance to $34,869. This transaction was completed on May 11, 2005.

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

We are a multi-media Company. Our primary business is the publication and sale of audio books, but we also offer print books and electronic books. During the quarter ended September 30, 2004, the operations and assets of Action Media Group, LLC
(doing business as Coreflix) were integrated with our publication operations in
Albuquerque, New Mexico.  Coreflix rents action sports DVDs from its website.
To date, the majority of our revenues have been earned from the sale of audio books, with sales of action sports DVDs accounting for only $8,498 in revenues during the three months ended March 31, 2005.  Now that the Coreflix operations are fully integrated, we expect these revenues to increase.

We generate sales through telemarketing, direct mail and through industry contacts.
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

We are also trying to stimulate sales to consumers through direct marketing efforts such as direct mail, email blasts and telemarketing.

In an attempt to improve revenues and achieve profitability, we continue to seek both wholesale and retail outlets for our products, and to employ salespersons with industry contacts for distribution of our products. To minimize costs, salespersons are sought who will act on an independent contractor basis with compensation based on earned commissions. More importantly, the Company has implemented an adopted shift in sales and marketing strategy. The strategic shift is for purposes of increasing sales and resulting revenues. Under the
Company's new strategy, it now markets product directly to consumers, and sells its products to only its most profitable distributors. We also regularly review staffing and production costs in the attempt to reduce cost of goods sold.this time, aside from what we will spend on duplication equipment, we have made no material commitment for capital expenditures. During the year ended December 31,
2004, we spent approximately $147,644 for the production of audio masters. Our budget projections for the calendar year 2005 are for $100,000 in capital expenditures, primarily for additional duplication, packaging, direct mail, recording equipment and the production of audio masters.

With the exception of the three month period ended March 31, 2004, which showed a profit due to the discharge of subsidiary debt in bankruptcy, our operations have not been profitable and we are not sure if they will become profitable.
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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2005 As Compared To The Quarter Ended March 31, 2004 Our
revenues from operations for the quarter ended March 31, 2005 were $228,671 as compared to revenues of $340,640 for the quarter ended March 31, 2004, a decrease of 23%. Revenues decreased due to a transitional period during which we implemented a new sales and marketing strategy. The strategic shift is for purposes of increasing sales and resulting revenues. Under our recently adopted strategy, we now market our products directly to consumers and sell our products to only our most profitable distributors.

Cost of goods sold for the quarter ended March 31, 2005 decreased by $141,134, to $8,411 from $189,545 for the quarter ended March 31, 2004. The decrease in cost of goods sold resulted from a combination of slower sales and an increase in efficiency due to in house duplication. Our gross profit from operations increased to $180,260 for the quarter ended March 31, 2005 as compared to
$109,528 for the quarter ended March 31, 2004, an increase of $70,732 or 64%.
Our gross margin percent increased to 78% for the quarter ended March 31, 2005 from 37% for the quarter ended March 31, 2004. The increase in gross profit from operations and the increase in gross margin percentage is attributable to selling less product at clearance cost and from savings resulting from the internal duplication of our products. Further, we negotiated a lease purchase agreement with B.H. Capital, LLC, an entity owned and controlled by our
President and director, George Lovato, to acquire reproduction equipment capable of reproducing our product on both CD and tape media format. We estimate that the ability to reproduce our products internally will reduce our per unit cost of goods sold by approximately 50%, thus enhancing our gross margin percent for the year 2005.

Selling,  general and administrative costs increased by $31,760, to $257,203 for the quarter  ended March 31, 2005 as compared to $225,443 for the quarter  ended
March 31, 2004, a 14% increase. General and administrative expenses consist primarily of recruitment expenses, professional fees and other corporate expenses, including business development. These expenses increased due to increased professional fees, accounting fees and carrying cost of accounts receivable. Compensation and consulting expense decreased by $1,314,021, to
$257,203 for the quarter ended March 31, 2005 as compared to $1,536,579 for the quarter ended March 31, 2004, a decrease of 547%. Compensation and consulting expenses reflect the cost of issuing stock to employees and consultants for services. This expense was significantly reduced during the first quarter 2005, primarily due to the lowerprice of the common stock we issued.

Our loss from operations was $343,425 for the quarter ended March 31, 2005 as compared to a loss from operations of $1,700,701 for the quarter ended March 31,
2004, a decrease of $1,357,276 or 412%. The decrease in net loss from operations was primarily attributable to the reduction in compensation and consulting expense.

Interest expense increased for the quarter ended March 31, 2005 by $7000 to
$7000 as compared to $0 for the quarter ended March 31, 2004. The increase in interest expense during the quarter ended March 31, 2005 resulted from the accrual of interest on the debentures we issued in June 2004.

Our net loss for the quarter ended March 31, 2005 was ($343,425) as compared to
$466,102 in net profit for the quarter ended March 31, 2004, a decrease of
$809,527.

During the quarter ended March 31, 2004 the debts of our subsidiary, Corporate
Media Group, were discharged in bankruptcy resulting in a one time gain of
$2,166,803. This was recorded as an extraordinary, non-recurring item. With this one time gain we recorded a profit of $466,102. The gain of $2,166,803 resulted from the write off of assets in the amount of $1,519,430 and the write off of debt in the amount of $3,686,233 resulting in the net gain of $2,166,803.

                                       2

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2004 and the quarter ended March 31, 2005, we incurred net operating losses of $1,700,701 and
$343,425, respectively. In addition, as of March 31, 2005, our total current liabilities exceeded our total current assets by $1,074,663, and our shareholders' deficit was $493,112. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In an ongoing effort to attain profitability, we routinely review staffing and production costs in the attempt to reduce cost of goods sold. In an attempt to improve revenues, we continue to seek both wholesale and retail outlets for our products, and to employ salespersons with industry contacts to increase the distribution of our products. To minimize costs, salespersons are sought who will act on an independent contractor basis with compensation based on earned commissions. More importantly, we have implemented a different sales and marketing strategy in an attempt to increase sales. We now market our products directly to consumers and we sell our products only to our most profitable distributors.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 we had cash or cash equivalents of $15,904 on hand as compared to $1,356 in cash or cash equivalents at December 31, 2004. Our primary source of cash during the three month period ended March 31, 2005 consisted of revenues from sales of our products.

Net cash used in operating activities was $8,337 for the three month period ended March 31, 2005 as compared to net cash used by operating activities of
$7,396 for the three month period ended March 31, 2004. Cash for the three month period ended March 31, 2005 was decreased primarily as a result of a decrease in sales.

Net cash used by investing activities was $44,757 during the three month period ended March 31, 2005 as compared to $83,127 net cash used by investing activities during the three month period ended March 31, 2004. The funds were used for the purchase of audio masters, requiring expenditures for studio time and voice talent.

Net cash provided by financing activities during the three month period ended
March 31, 2005 was $67,642 as compared to net cash provided by financing activities in the amount of $72,357 for the three month period ended March 31,
2004. We received $18,500 from the sale of our common stock and $48,142 in net proceeds from an increase in notes payable.

During the three month period ended March 31, 2004 we paid interest expense of
$7000 as compared to the three month period ended March 31, 2004 during which we paid interest expense of $0.

                                       3

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

On April 1, 2005, we entered into a Standby Equity Distribution Agreement with
Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement,
we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the Standby Equity Distribution Agreement,
Cornell Capital Partners will pay us 95% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, LP on the Over-the-Counter
Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners will also retain 10% of each advance under the Standby Equity Distribution Agreement.
Cornell Capital Partner's obligation to purchase shares of our common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including having a registration statement covering shares of common stock sold under the Standby Equity Distribution Agreement being declared effective by the Securities and Exchange Commission, and is limited to $250,000 per weekly advance.

On April 1, 2005, we executed a Promissory Note in favor of Montgomery Equity
Partners, Ltd. in the principal amount of $820,000. The Note has an annual interest rate equal to 24%. Contemporaneously with the execution of the Note, we and Montgomery entered into a Security Agreement and a Pledge Agreement. We received $375,000 of the principal amount of the Note on April 1, 2005 and will receive the remaining principal balance of $445,000 two (2) business days prior to a registration statement being filed with -the Securities and Exchange
Commission. The Note is secured by all of our assets pursuant to the Security
Agreement.

                                       4

ITEM 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our
Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

Other than these updated and reported actions and resolutions immediately following, we know of no pending or threatened litigation as of this date.

During the 3rd and 4th quarters of 2004, on appeal to the Federal District Court for the Eastern District, State of Tennessee, we secured a reversal of a decision made by the Bankruptcy Court in the CMG bankruptcy and related adversarial proceedings brought by Richard and Susan Durand. This order set aside the Bankruptcy Court's finding of a default against us. We filed ananswer to the Complaint and we have filed a counterclaim against both Richard Duran and
Susan Durand for breach of contract and fraud. We are also asking the Federal
District Court to either dismiss the proceeding filed there, or in the alternative to abstain from the matter, based upon the fact that in 2002 we filed an action in the District Court of Bernalillo County, New Mexico against
Richard Durand and Susan Durand for breach of contract and fraud, which claims are identical to the claims subsequently brought in the Tennessee federal court.
For all matters involving Durand and Americana, respective counsel are in final settlement discussions, with the expectation that all claims will be dismissed without judgment or liability of any nature, with each party paying their own and separate costs, during the second quarter of 2005.

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
The matter was resolved by negotiated settlement amount and stipulated payment to occur over a six month period in the amount of $1,500 per month. As of April
1, 2005 we paid all amounts due and this matter is close

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have  sold or  issued  the  following  securities  not  registered  under the
Securities Act:

     On February 14, 2005 we issued 500,000  shares of restricted  common stock, at a  value  of  $0.02  per  share  to  Advantage  Capital  Development  in consideration  for a note  conversion.  We  relied on  section  4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising and the acquirer was an accredited investor.

     On February 21, 2005 we issued 500,000  shares of restricted  common stock, at a value of $0.02 per share to John Wagner in consideration  for services rendered to the Company. We relied on section 4(2) of the Securities Act of
     1933 to issue the  securities  inasmuch  as the  common  stock  was  issued without any form of general  solicitation  or general  advertising  and the acquirer was an accredited investor.

     On February 8, 2005 we issued 1,800,000 shares of restricted  common stock, at a value of $0.02 per share to George  Lovato,  Jr.,  David  Poling,  Don
     White and Jay Simon in consideration  for services rendered to the Company.
     We issued these  securities  in reliance on Section 4(2) of the  Securities
     Act  of  1933.  There  was no  form  of  general  solicitation  or  general advertising  undertaken  and the  acquirers  are  insiders,  a status  that affords  them  effective  access  to  the  information  registration  would otherwise provide.

     On March 9, 2005 we issued  187,000,000  shares of restricted common stock, at a value of $0.02 per share to  Montgomery  Equity in  consideration  for collateral  on a note to the  Company.  We  relied on  section  4(2) of the
     Securities  Act of 1933 and Regulation D thereunder to issue the securities inasmuch  as the  common  stock  was  issued  without  any form of  general solicitation  or general  advertising  and the acquirer  was an  accredited investor.

     On March 9, 2005 we issued 1,478,940 shares of restricted  common stock, at a value of $0.02 per share to Cornell Capital Partners in consideration for financing to the Company.  We relied on section 4(2) of the  Securities Act of 1933 and  Regulation D promulgated  thereunder  to issue the  securities inasmuch  as the  common  stock  was  issued  without  any form of  general solicitation  or general  advertising  and the acquirer  was an  accredited investor.

     On March 17, 2005 we issued 500,000 shares of restricted  common stock , at a value of $0.02 per share to Newbridge  Securities  in  consideration  for financing to the Company.  We relied on section 4(2) of the  Securities Act of 1933 and  Regulation D promulgated  there under to issue the  securities inasmuch  as the  common  stock  was  issued  without  any form of  general solicitation  or general  advertising  and the acquirer  was an  accredited investor.

     On March 17, 2005 we issued 2,800,000  shares of restricted  common stock , at a value of $0.02 per share to George Lovato,  Jr. in  consideration  for services rendered to the Company. We issued these securities in reliance on
     Section 4(2) of the  Securities  Act of 1933.  There was no form of general solicitation  or general  advertising  undertaken  and the  acquirer  is an insider,  a status that  affords him  effective  access to the  information registration would otherwise provide.

     On March 17, 2005 we issued 3,650,000 shares of restricted common stock, at a value of $0.02  per share to Jerome  Ruther in  consideration  for a note conversion.  We issued these  securities in reliance on Section 4(2) of the
     Securities  Act of  1933.  There  was no form of  general  solicitation  or general advertising undertaken and the acquirer is an insider,a status that
     affords  him  effective  access  to  the  information   registration  would
     otherwise provide. 5

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

                                      6

Item 6. Exhibits

               3.1(i)   Articles of Incorporation (1)

               3.2(ii)  Bylaws (1)

              10.1      Standby Equity  Distribution  Agreement,  dated as of April 1, 2005 by and between the Company and Cornell Capital Partners, LP (2)

              10.2      Registration  Rights  Agreement,  dated as of April 1,  2005 by and between the Company and Cornell Capital Partners, LP (2)

              10.3      Placement Agent  Agreement,  dated as of April 1, 2005 by and among the  Company,  Cornell  Capital  Partners,  LP
                        and Sloan  Securities Corporation (2)

              10.4      Escrow  Agreement,  dated as of April 1,  2005 by and  between  the
                        Company and Cornell Capital Partners, LP (2)

              10.5      Promissory  Note,  dated as of April 1,  2005 by and  between  the
                        Company and Cornell Capital Partners, LP (2)

              10.6      Security  Agreement,  dated as of April 1,  2005 by and between the
                        Company and Cornell Capital Partners, LP (2)

              10.7      Pledge  Agreement,  dated as of April 1,  2005 by and  between  the
                        Company and Cornell Capital Partners, LP (2)

              31.1      Certification of Chairman of Board and
                        Chief Executive Officer pursuant to Section 302.*

              31.2      Certification of Vice President and Chief
                        Financial Officer pursuant to Section 302.*

              32.       Certification of Chief Executive Officer
                        and Chief Financial Officer pursuant to 18
                        USC Section 1350.*
            ____________________________________
    (1)    Previously filed as an exhibit to our report on Form 10-SB filed with the SEC on April 15, 1999.
    (2)    Previously filed as an exhibit to our report on Form 8-K filed with the SEC on April 13, 2005
     *        Filed herewith.

                                             SIGNATURES

     In accordance with the requirements of the Securities  Exchange Act of 1934 the  registrant  has duly  caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     Americana Publishing, Inc.

                                        By:  /s/ George Lovato, Jr.
                                           ------------------------
Date:  May 13, 2005                        George Lovato, Jr., Chief Executive Officer/Chairman

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

Dated:  May 13, 2005

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

Dated:  May 13 , 2005

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

The quarterly  report on Form 10-QSB for the quarter ended March 31, 2005 of the
Company fully  complies with the  requirements  of section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 13, 2005

/s/George Lovato,Jr
George Lovato, Jr.
President and Chief Executive Officer

Dated:  May 13, 2005

/s/Don White
Don White,
Chief Financial Officer