Form 10KSB/A
period 2002-12-31
AMERICANA PUBLISHING INC
filed 2005-06-28
CIK 1081751

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment No. 2

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
No further payments are due.

Americana Publishing, Inc. and Corporate Media Group, Inc. were named as co-defendants in an action titled Eva-Tone, Inc. vs. Corporate Media Group,
Inc. and Americana Publishing, Inc, which was filed on April 20, 2002 in the
Circuit Court of Bradley County, Tennessee as Civil Action No. V-02-378.
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

Recent Sales of Unregistered Securities

In March 2002, we entered into an agreement with Karim Amiryani, Douglas W.
Jordan, Douglas W. Jordan Defined Benefit Pension Plan, Norman Ross, Tel Pro
Marketing, Stranco Investments and Vestcom to purchase from us $140,000 in principal amount of 10% convertible debentures. Subsequently, these 10%
convertible debentures were cancelled and 12% senior convertible debentures were substituted therefore.

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

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2002 and
2001, we incurred losses of $2,615,518 and $5,775,333, respectively. In addition, as of December 31, 2002, our total current liabilities exceeded our total current assets by $2,793,597, and our shareholders' deficit was
$2,519,083. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our attainment of profitable operations is dependent upon our ability to obtain adequate debt or equity financing and to achieve a level of sales adequate to support our operations. We plan to engage the services of a broker to assist us with capital raising. In order to increase our sales, we intend to continue to license authored works and to seek compatible products or businesses that we may be able to acquire. Because our cash resources are limited, we anticipate that acquisitions must be made with our common stock. Due to the low per-share price of, and the sporadic trading market for, our common stock, we may be unsuccessful in making any acquisitions.
If we are unable to find debt or equity financing or to increase our sales to an amount that can support our operations, we may never be profitable. We do not anticipate being able to generate sufficient cash flow to support our operations during the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 we had no cash or cash equivalents on hand. Our primary source of cash during the year ended December 31, 2002 consisted of loans and proceeds raised from the sale of our securities. All of our assets have been pledged to two creditors. At December 31, 2002 we had a net loss from continuing operations of $1,785,966.

Net cash used in operating activities during the year ended December 31, 2002 was $407,614 as compared to $815,874 of net cash used in operating activities during the year ended December 31, 2001, a decrease of $408,260 that is primarily attributable to our decision to discontinue the operations of
Corporate Media Group, Inc. The primary use of cash for the year ended December
31, 2002 consisted of $816,589 and $274,586 in common stock issued, respectively, to outside consultants and to executive officers and members of the Board of Directors for services rendered. We also experienced increases in factor payables to $167,551, in accounts payable to $186,133, and in accrued expenses to $104,576. These increases resulted primarily from the addition of
200 titles to our inventory, which increased our sales, and to increased production costs for development of new titles. These expenses were offset by increases in accounts receivable of $271,611 and in inventory of $26,904, which resulted from the 200 additional titles we acquired and the new titles we produced during the year ended December 31, 2002. In 2001 we recognized a charge in the amount of $188,215 for impairment to audio production costs. We determined that the future cash flows associated with the audio production costs, which are made up of studio time and voice talent, would be less than the audio production costs. We pay approximately $500 per hour for voice talent and
$1,500 per hour for studio time. The impairment charge was made up of approximately $30,114 in charges for voice talent and $158,101 in charges for studio time. We did not have a comparable charge for the year ended December 31,
2002. We expect that the increase in our revenues, together with the termination of Corporate Media Group, Inc.'s operations, will improve our cash flow.

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
operations.

We plan to acquire companies by using shares of our common stock, although we are not presently engaged in any negotiations with, nor do we have any commitments to, any person or entity to acquire any business or assets. We believe that active trading of our common stock will be important to the principals of target companies and future acquisitions may be dependent on the active trading of our common stock. However, our common stock has not been actively traded and, if our common stock continues to trade flatly, we may not be able to make acquisitions , without disproportionate dilution of existing stockholder interests.

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

We have failed to pay any of the above loans in accordance with their terms. If they choose to do so, the holders of the promissory notes could declare the loans in default and foreclose on the collateral. The note holders could also file legal actions against us. If that were to happen, it would divert management's attention from the business and require us to incur legal fees and expenses to defend the actions. If we were unsuccessful in our defense actions, in addition to the payment of the principal and interest and our legal fees and expenses, we would be responsible for paying the note holders' collection costs and attorney's fees. Attempts at collection of these debts could effect our ability to continue our operations.

In March 2002, we entered into an agreement with Karim Amiryani, Douglas W.
Jordan, Douglas W. Jordan Defined Benefit Pension Plan, Norman Ross, Tel Pro
Marketing, Stranco Investments and Vestcom to purchase from us $140,000 in principal amount of 10% convertible debentures. Subsequently, these 10%
convertible debentures were cancelled and 12% senior convertible debentures were substituted therefor. These debentures and warrants, along with the debentures we issued on April 1, 2002, were restructured pursuant to the agreement described in the section below titled "Subsequent Events".

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

As of April 30, 2002, the date that its operations were closed, our subsidiary,
Corporate Media Group, Inc., had outstanding obligations of approximately
$3,600,000. These obligations included a $600,000 line of credit with Volunteer
National Bank and various capital lease agreements. The line of credit was secured by all of Corporate Media Group, Inc.'s inventory, furniture, fixtures, equipment and other assets and the capital leases were secured by the equipment being leased. Due to non-payment, Corporate Media Group, Inc. defaulted on all of these obligations, resulting in foreclosure actions by its secured creditors.
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

We do not expect to experience adverse consequences as a result the default by
Corporate Media Group, Inc. on these obligations. We expect all of these debts to be discharged as a result of the bankruptcy proceeding. Corporate Media
Group, Inc. will no longer operate, and will not be required to continue obtaining services from its vendors.

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

                          Item 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Americana Publishing, Inc. and subsidiary
Albuquerque, New Mexico

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

//SINGER LEWAK GREENBAUM & GOLDSTEIN LLP//

Los Angeles, California
March 31, 2002

                     Americana Publishing, Inc. and Subsidiary
                           Consolidated Balance Sheet
                             As of December 31, 2002

ASSETS
                                                   Restated
Current Assets                                                     2002
                                                                -------------
    Cash and cash equivalents                                $        -
    Accounts Receivable, less allowance for doubtful
      accounts of $29,316                                       350,221
    Inventory                                                    69,246
    Prepaid and other current assets                              7,470
    Assets from discontinued operations                       1,519,430
                                                             ---------------

        Total Current Assets                                 $1,946,367

Property and Equipment, net                                     274,514
                                                             ---------------
TOTAL ASSETS                                                 $2,220,881
                                                             ===============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts Payable                                         $  224,123
    Accrued expenses                                            316,562
    Notes payable - related parties                             125,546
    Convertible debt - related parties                          387,500
    Liabilities due to discontinued operations                3,686,233
                                                             -------------
       Total current liabilities                              4,739,964

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
                                                            =============

   The Accompanying Notes are an Integrated Part of these Financial Statements

                    AMERICANA PUBLISHING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
                                                                    (Restated)
                                                                          2002               2001

Revenues                                                              $  640,848        $  259,680

Cost of goods sold                                                       103,520            62,045
                                                                      ----------        ----------
Gross profit                                                             537,328           197,635

Operating expenses
     Depreciation and amortization                                       102,351           132,735
     Selling, general, and administrative (including stock-
         based compensation of $1,266,641 and $1,889,334)              2,159,139         3,301,780
                                                                      ----------        ----------
         Total operating expenses                                      2,261,490         3,622,730
                                                                      ----------        ----------
Loss from operations                                                  (1,724,162)       (3,425,095)

Other income (expense)
     Interest expense                                                    (61,804)          (28,164)
     Financing expense related to
     convertible debt                                                          -          (385,000)
     Interest Income                                                           -               196
                                                                      ----------        ----------
         Total other income (expense)                                    (61,804)         (412,968)

Loss before discontinued operations                                   (1,785,966)       (3,838,063)

Loss from discontinued operations                                       (829,552)       (1,031,537)
Impairment of goodwill of discontinued operations                              -          (905,733)
                                                                      ----------        ----------
Net loss                                                              (2,615,518)      $(5,775,333)

Basic and diluted loss per share
     From continuing operations                                            (0.09)      $     (0.35)
     From discontinued operations                                          (0.04)            (0.17)
                                                                      ----------        ----------
         Total                                                             (0.13)      $     (0.52)
                                                                      ==========        ==========
Basic and diluted weighted-average shares outstanding                 19,603,657        11,159,259
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
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        For the Years Ended December 31,

                                                                     Additional
                                       Common Stock                    Paid-in           Retained
                                  Shares              Amount           Capital           Earnings           Total (Restated)
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

                                                        (Restated)
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
                                                   2002                         2001
                  Revenues                              $     786,398          2,191,291
                  Cost of goods sold                          700,846            1,919,053
                                                        -------------
                  Gross profit                                 85,552                   272,238
                                                        -------------
                  Operating expenses
                     Compensation                             215,651              490,666
                      Depreciation and amortization           141,094       118,059
                      Selling, general, and administrative    558,360      543,260
                                                        -------------
                           Total operating expenses           915,105        1,151,985

                  Loss from operations                       (829,553)         (879,747)

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

The Company's attainment of profitable operations is dependent upon the Company obtaining adequate debt or equity financing and achieving a level of sales adequate to support its operations. The Company plans to engage the services of a broker to assist it with capital raising. . In order to increase sales, the
Company intends to continue to license authored works and to seek compatible products or businesses that it may be able to acquire. Because its cash resources are limited, the Company anticipates that acquisitions must be made with its common stock. Due to the low per-share price of, and the sporadic trading market for, its common stock, the Company may be unsuccessful in making any acquisitions. If the Company is unable to find debt or equity financing or to increase its sales to an amount that can support its operations, it may never be profitable. The Company does not anticipate being able to generate sufficient cash flow to support our operations during the next 12 months.

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

NOTE 6 - IMPAIRMENT TO AUDIO PRODUCTION COSTS

In 2001 the Company recognized a charge in the amount of $188,215 for impairment to audio production costs. The Company determined that the future cash flows associated with its audio production costs, which are made up of studio time and voice talent, would be less than the audio production costs. The Company pays approximately $500 per hour for voice talent and $1,500 per hour for studio time. The impairment charge was made up of approximately $30,114 in charges for voice talent and $158,101 in charges for studio time.

NOTE 7 - CONVERTIBLE DEBT - RELATED PARTIES

The Company issued convertible debt, as summarized below, payable to various individuals, which is convertible at the option of the holder into the Company's common stock. Interest at 30% per annum is payable on a monthly basis. If the note holders elect to convert their debt into common stock, the conversion prices range from $0.05 to $0.10 per share. There were not any conversions to common stock during the year ended December 31, 2002.

The Company has failed to pay any of the convertible debt in accordance with the terms. If they choose to do so, the holders of the promissory notes could declare the loans in default and foreclose on the collateral. The note holders could also file legal actions against the Company. If that were to happen, it would divert management's attention from the business and require the Company to incur legal fees and expenses to defend the actions. If the Company were unsuccessful in its defense actions, in addition to the payment of the principal and interest and its legal fees and expenses, the Company would be responsible for paying the note holders' collection costs and attorney's fees. Attempts at collection of these debts could effect the Company's ability to continue its operations.

NOTE 7 - CONVERTIBLE DEBT - RELATED PARTIES (Continued)

The terms  associated  with each  series for the year ended  December  31 are as follows:

                  30% notes dated September 13, 2001 and September 27, 2001 in the amounts of $100,000 and $50,000, respectively, due
                      September 2002, convertible at $0.05 per share,
                      and secured by 750,000 shares of restricted common stock                     $        150,000
                  30% note dated October 2001, due October 2002, convertible at $0.05 per share,
                      and secured by 500,000 shares of restricted common stock                              100,000
                  30% notes dated November 21, 2001 and November 2002, respectively,, due November 2002, convertible at $0.05 per share,
                      and secured by 500,000 shares of restricted common stock                              102,500
                  30% note dated December 6, 2001, due December 2002, convertible at $0.05 per share,
                      and secured by 125,000 shares of restricted common stock                               25,000
                  30% note dated December 6, 2001, due December 2002, convertible at $0.10 per share,
                      and secured by 300,000 shares of restricted common stock                               10,000

                           Total                                                                   $        387,500
                                                                                                   ================

In accordance with generally accepted accounting principles, the discount on the conversion feature of the above notes is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible. The Company recorded a conversion feature of $385,000. Since the debt was immediately convertible, the $385,000 was recognized in the s0atement of operations during the year ended December 31, 2001.

NOTE 8      CONVERTIBLE DEBT

On April 1, 2002 the Company entered into a financing transaction whereby it issued 12% senior secured convertible debentures, with Class A Warrants and
Class B Warrants attached. The debentures were payable quarterly in cash or in shares of the Company's common stock, at the discretion of the holders. If the holders elected to receive interest in the form of common stock, the number of shares of common stock to be received was to be based on the amount of the interest payment, including penalty interest, if any, divided by the conversion price, which was $0.0615, based on a closing date of April 1, 2002. In the event the Company failed to pay any quarterly interest payment on the date such payment was due, the interest payable on the principal amount of the debentures and on all accrued and unpaid interest would increase to 18%, or the penalty interest rate, until all accrued interest, including penalty interest, was paid in full. The note holders had the right to immediately convert the debentures into shares of the Company's common stock. The conversion price for the debentures was equal to 50% of the lesser of the average of the three lowest closing bid prices per share for the Company's common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the
Company's common stock was then traded on, during either the 30 trading days prior to the closing, or the 30 trading days prior to the date of conversion of all or any part of the debentures. The conversion price was $0.0615, based on a closing date of April 1, 2002.

The Class A Warrants had a term that expired on April 1, 2009. The Class A
Warrants were exercisable into an amount of the Company's common stock that was equal to the quotient of the principal amount of the debentures issued by the
Company, divided by the conversion price. The exercise price of the Class A
Warrants was an amount equal to 50% of the lesser of the average of the lowest three closing bid prices of the Company's common stock during the 30 trading days immediately prior to the date the financing transaction closed or the 30 trading days immediately prior to the date or dates that all or any portion of the warrants were exercised. On June 15, 2003, the financing transaction was restructured, the Class A Warrants were exercised and the Company issued a total of 22,142,847 shares of its common stock. The Class A Warrants included a cashless exercise feature.

The Class B Warrants had a term that was to have expired two years following the effective date of the registration statement that was to be filed to register the common stock issuable upon exercise of the warrants. The Class B Warrants were exercisable into an amount of the Company's common stock that was equal to five times the quotient of the principal amount of each debenture issued in the financing, divided by its conversion price. The exercise price of the Class B
Warrants was an amount equal to the lesser of 105% of the average of the lowest three closing bid prices of the Company's common stock during the 30 trading days prior to the date the financing transaction closed or an amount equal to
50% of the average of the lowest three closing bid prices of the Company's common stock during the 30 trading days immediately prior to the date or dates that all or any portion of the warrants were exercised. On June 15, 2003, the financing transaction was restructured and the Class B Warrants were retired.
The Class B Warrants did not include a cashless exercise feature.

On June 15, 2003 a  restructuring  agreement was entered into between  Advantage
Fund, LLC and all of the investors who held our 12% debentures.  Pursuant to the restructuring agreement,

(i)  the shares that had been issued to the note holders were returned to treasury;

(ii) Advantage Fund LLC and its designees  exercised the Class A Warrants and the Company issued to them a total of 22,142,847 shares of its restricted common stock.

(iii) the Class B Warrants were retired;

(iv) the principal amount of the debentures was increased to $337,195;

(v)  the  interest  rate  of the  debentures  was  reduced  to 6%  and  is  paid quarterly; and

(vi) the due date of the debentures was extended until June 15, 2005.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

            In regards to the above fees, during 2002 the Company paid the chairman $15,000 towards the $3,000/monthly fee.  No success fees for financing were paid during 2002.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 10 - SHAREHOLDERS' DEFICIT

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

NOTE 10 - SHAREHOLDERS' DEFICIT (Continued)

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
                                   =========         =========

NOTE 10 - SHAREHOLDERS' DEFICIT (Continued)

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

NOTE 11  - INCOME TAXES

          A reconciliation of the expected income tax computed using the federal statutory  income rate to the Company's  effective  rate for the years ended December 31, 2002 and 2001 was as follows:

                                                                                2002               2001
                  Income benefit computed at federal statutory tax
                      rate                                                      (34.0)%             (34.0)%
                  State taxes, net of federal benefit                            (5.0)               (5.0)
                  Permanent differences                                           6.0                 6.0
                  Valuation allowance                                            33.0                33.0

                         Total                                                      - %                 - %

          Significant components of the Company's deferred tax assets for income taxes consisted of the following at December 31, 2001:

                  Deferred tax assets
                      Net operating loss carry forward                          $      4,191,516

                  Less valuation allowance                                             4,191,516

                           Net deferred tax assets                              $              -

          As  of  December  31,  2001,   the  Company  had  net  operating  loss
          carry forwards   for   federal  and  state   income  tax   purposes  of
          approximately  $3,767,097  and  $2,447,000,   respectively.   The  net
          operating  loss  carry forwards   begin  expiring  in  2017.

NOTE 12 - RELATED PARTY TRANSACTIONS

          The Company  entered into a financial  consulting  agreement  with its
          Chairman/majority shareholder (see Note 9).

          The  Company   entered   into  an   employment   agreement   with  its
          Chairman/majority shareholder (see Note 9).

          The  Company  entered  into an  employment  agreement  with  its  Vice
          President/director (see Note 9).

          During the year ended December 31, 2001, the Company issued a total of
          2,965,000  shares of common stock to various  Board  members,  various officers/Board  members, and the Chairman/majority  shareholder valued at $1,156,000, which represents the fair market value.

NOTE 13 - SUBSEQUENT EVENTS - UNAUDITED (Continued)

     On January 6, 2003 two  directors  were  awarded  5,000,000  and  3,000,000 respectively of Americana Publishing,  Inc. common stock in lieu of salary.
     The stock was valued at $0.035  per share,  the  average  market  price for
     January 2003. Total compensation  expense of $280,000 was booked during the first quarter of 2003 and reflected on the 10Q ending March 31, 2003.

On August 2, 2003 Corporate Media Group, Inc., the Company's subsidiary, filed for relief under Chapter 7 of Title 11, United States Bankruptcy Code for the
Eastern District of Tennessee, Case No. 03-15217. As a result of the bankruptcy filing, the Company does not expect to experience adverse consequences as a result the default by Corporate Media Group, Inc. on its obligations. The
Company expects all of Corporate Media Groups, Inc.'s debts to be discharged as a result of the bankruptcy proceeding. Corporate Media Group, Inc. will no longer operate, and will not be required to continue obtaining services from its vendors.

NOTE 14 -  Subsequent Restatement of Financial Information

Based on a review of the December 31, 2002 10-K, certain changes were made to the financial statements to provide and explain more fully certain information.
None of these changes resulted in a change to the net loss or shareholders equity.

The Consolidated Balance Sheet for December 31, 2002 has been restated to separate
"Notes Payable-related parties" from "Convertible Debt-related parties".  The changes are shown below.

                                                         As previously filed           Restated
    Notes Payable-related parties                                    -                  125,546
    Convertible Debt-related parties                           513,046                  387,500

The Consolidated Statement of Operations for 2001 has been restated to initiate a new line item titled "Impairment of Goodwill of discontinued operations".
The change is shown below.

                                                         As previously filed           Restated
     Loss from discontinued operations                      (1,937,270)              (1,031,537)
     Impairment of Goodwill of discontinued operations               -                 (905,733)

The Consolidated Statement of Operations for 2001 has also been restated to include two line items, one for "Financing Expense" related to convertible debt and one for
"Interest Income".  The totals for "Net Loss" have not changed.

                                                         As previously filed           Restated
      Financing Expense related
        convertible debt                                             -                 (385,000)
      Interest Income                                                -                      196
      Total other Income/Expense                               (28,164)                (412,968)

The Consolidated Statement of Shareholders Equity has been changed.  The statement of changes in shareholders equity for December 31, 1999 has been removed.  A line item showing the net loss of (2,519,082) for December 31, 2002 has been added.
Also, a total column has been added reflecting the total impact of the various activities on the stockholders equity section.

The Consolidated Statement of Cash Flows as of December 31, 2002 has been restated.
The changes to the Consolidated Statement of Cash Flows for December 31, 2002 are as follow:

                                                           As previously filed         Restated
     Issuance of common stock to outside
     Consultants in exchange for services                     816,589                   992,055

    Increase in Accounts Receivable                          (271,611)                 (307,126)
    Increase in Inventory                                    (26,904)                 (48,886)
    Increase in Factor Payable                                167,551                    62,975
    Increase in Accrued Expenses                              104,576                    94,241

    Net cash used in Operating Activities                    (407,614)                 (404,556)

    Proceeds from Notes Payable                               130,615                   125,545
    Proceeds from sale of common stock                        303,988                   306,000

    Net cash provided by continuing
    financing activities                                      434,603                   431,545
                                      F-22

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
               ("Seller") previously filed.
          10.2 - Agreement with Karim  Amiryani,  Douglas W. Jordan,  Douglas W.
               Jordan  Defined  Benefit  Pension  Plan,  Norman  Ross,  Tel  Pro
               Marketing, Stranco Investment and Vestcom for the purchase of 12%
               Convertible Debentures, previously filed.
          10.3 -  Restructure  Agreement  between  Advantage  Fund  I,  LLC  and
               Americana Publishing, Inc., previously filed.
          10.4 -  6%  Senior  Secured   Convertible   Debenture  issued  by  the
               registrant in favor of Advantage Fund I, LLC, previously filed.
          10.5 -  Convertible  Debenture  dated  September  13, 2001 in favor of
               Jerome Ruther, previously filed.
          10.6 - Convertible Debenture dated October 12, 2001 in favor of Jerome
               Ruther, previously filed.
          10.7 -  Convertible  Debenture  dated  November  21,  2001 in favor of
               Jerome Ruther, previously filed.
          10.8 -  Convertible  Debenture  dated  September  2002 in  favor of S.
               Fixler, previously filed.
          10.9 - Convertible Debenture dated October 2002 in favor of Don White, previously filed.
          10.10-  Convertible  Debenture  dated  December  2002 in  favor  of S.
               Fixler, previously filed.
          10.11- Promissory  Note dated  December 5, 2001 in favor of Don White, previously filed.
          10.12- Lease  between  Americana  Publishing,  Inc. and B. H. Capital,
               Inc.  for  premises  located  at 303 San  Mateo NE,  Suite  104A,
               Albuquerque, New Mexico, previously filed.
          10.13- Lease between Americana  Publishing,  Inc. and Tierra Americana
               Real  Estate,  LLC for  premises  located at 142  Truman  Street,
               Albuquerque,  New  Mexico,  incorporated  by  reference  from the registrant's  Form  10-KSB  (File No.  000-25783)  filed with the
               Securities and Exchange Commission on February 25, 2000.
          10.14- Lease between  Corporate Media Group,  Inc. and Rick Durand for premises located at 142 Lupton Lane, Cleveland,  Tennessee, previously filed
               .
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
          10.20-  Form  of  12%  Senior  Secured  Convertible  Debenture,  previously filed.

          10.21- Form of Class A  Warrant  issued to BG  Holdings,  LLC and Gulf
               Coast Advisors, Ltd., previously filed.
          10.22- Form of Class B  Warrant  issued to BG  Holdings,  LLC and Gulf
               Coast Advisors, Ltd., previously filed.
          10.23- Form of Class A Warrant  issued to Toscana Group,  Inc.,  previously filed.

          10.24- Form of Class B Warrant  issued to Toscana Group,  Inc., previously filed.

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

                                                        AMERICANA PUBLISHING, INC.

Date: June _28, 2005
                                                        By: /s/ George Lovato,Jr.
                                                           George Lovato, Jr., Chairman,
                                                           Chief Executive Officer and
                                                           President

Date: June 28, 2005                                     By: /s/ Don White
                                                           Don White, Chief Financial
                                                           Officer

     In accordance  with the  requirements  of the Exchange Act, this report has been  signed by the  following  persons on behalf of the  registrant  and in the capacities and on the dates indicated:

Name                              Title                             Date

 /s/ George Lovato, Jr.
George Lovato, Jr.                Chairman, Chief Executive         June 28, 2005
                                  Officer and President

 /s/ Don White
Don White                         Chief Financial Officer,          June 28, 2005
                                  Director

 /s/ David Poling
Dr. David Poling                  Director                          June 28, 2005

 /s/ Jay Simon
Jay Simon                         Director                          June 28, 2005

 /s/ Jerome Ruther
Jerome Ruther                     Director                          June 28, 2005

                                                                                                                           Exhibit
                                                                    Exhibit 31.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13a-14 AND 15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, George Lovato,  Jr.,  President and Chief Executive Officer of Americana
Publishing, Inc. (the "Company"), certify that:

I have reviewed this Amendment No. 2 to annual report on Form 10-KSB of Americana Publishing, Inc.

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

Dated:  June 28, 2005

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

I have reviewed this Amendment No. 2 to annual report on Form 10-KSB of Americana
Publishing, Inc.

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

Dated:  June 28, 2005

                                                         /s/ Don White
                                        Don White
                                                        Chief Financial Officer

                                                                                                                             Exhibit
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

The Amendment No. 2 to annual  report on Form  10-KSB for the year ended  December
31, 2002 of the Company fully  complies with the  requirements  of section 13(a)
or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents,  in all material respects,  the financial condition and results of operations of the Company.

Dated:  June 28, 2005

/s/ George Lovato, Jr.
George Lovato, Jr., President
and Chief Executive Officer

Dated  June 28, 2005

 /s/ Don White
Don White,
Chief Financial Officer

