Form 10QSB/A
period 2003-03-31
AMERICANA PUBLISHING INC
filed 2005-06-28
CIK 1081751

             U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 3

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

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                      Condensed Consolidated Balance Sheets
                                      As of

                                                 March 31,        December 31,
                                                   2003               2002
                                                (unaudited)
ASSETS

Current Assets

    Cash and cash equivalents              $       24,188          $          -
    Accounts receivable, less allowance
      for doubtful accounts of $69,093
      and $29,316, respectively                   354,339               350,221
    Inventory                                     121,895                69,246
    Prepaid and other current assets               14,286                 7,470
    Assets from discontinued operations         1,519,430             1,519,430
                                           ---------------         -------------

        Total Current Assets                    2,034,138             1,946,367

Property and Equipment, net                       299,261               274,514

                                           ---------------         -------------
TOTAL ASSETS                               $    2,333,399          $  2,220,881
                                           ===============         =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                              290,211               224,123
    Accrued expenses                              143,190               316,562
    Note payable - factor                         208,816                     -
    Notes payable                                  11,583                     -
    Notes payable - Related Parties                96,584               125,546
    Convertible debt - related parties            375,000               387,500
    Liabilities from discontinued operations    3,686,233             3,686,233
                                            ---------------        -------------
       Total current liabilities                4,811,617             4,739,964

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
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                      Consolidated Statements of Operations
                                 For the Period

                                          Three Months        Three Months
                                             Ended                Ended RESTATED
                                         March 31, 2003      March 31, 2002
                                           (unaudited)         (unaudited)

Revenues                                    $  340,640          $   82,426

Cost of goods sold                             102,997               5,902
                                            -----------         ------------
Gross profit                                   237,643              76,524
                                            -----------        ------------

Operating expenses
   Compensation expense                        286,500             527,537
   Depreciation and amortization                20,424              21,431
   Selling, general, and administrative        199,605             251,740
                                            -----------        ------------
      Total operating expenses                 506,529             800,708
                                            -----------        ------------

Loss from operations                          (268,886)           (724,184)
                                            -----------        ------------
Other Income(Expense)
   Other Income                                      -                   -
   Interest Expense                               (624)             (6,000)
   Interest Income                                   -                   -
                                            -----------        ------------
       Total Other Income(Expense)                (624)             (6,000)
                                            -----------        ------------
Loss before provision
for income taxes and
discontinued operations                       (269,510)           (730,184)

Provision for income taxes                           -                   -

Loss before discontinued operations           (269,510)           (730,184)

Loss on discontinued operations                      -            (465,496)

Net(Loss)                                  $  (269,510)        $(1,195,680)
                                            ===========        ============
Basic and Diluted loss per share           $     (0.01)         $    (0.04)
                                            ===========        ============
Basic and Diluted weighted-average          38,896,058          16,600,958
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
SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions.  This statement also makes technical corrections  to  existing  pronouncements.  While  those  corrections  are  not substantive in nature, in some instances,  they may change accounting  practice.
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

NOTE 6.  RESTATEMENT OF STATEMENT OF OPERATIONS

The Statement of  Operations  included in the March 31, 2002 10-QSB filed on May
22, 2002 reflected the operation of the Company's subsidiary as a going concern.
The  Statement  of  Operations  has been  revised  to reflect  the  subsidiary's discontinued operations.

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

Our attainment of profitable  operations is dependent upon our ability to obtain adequate debt or equity  financing  and  achieving a level of sales  adequate to support our operations.  We plan to engage the services of a broker to assist it with capital  raising.  In order to increase  sales,  we intend to continue to license authored works and to seek compatible products or businesses that we may be able to acquire.  Because our cash resources are limited,  we anticipate that acquisitions  must be made with our common stock. Due to the low per-share price of,  and  the  sporadic  trading  market  for,  our  common  stock,  we  may  be unsuccessful in making any acquisitions. If we are unable to find debt or equity financing or to increase our sales to an amount that can support our operations, we may never be profitable.

We do not anticipate that we will be able to generate sufficient cash to support our operations during the next 12 months.

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

                                                     Americana Publishing, Inc.

                                        By:George Lovato, Jr.

Date:  June 28, 2005                     George Lovato, Jr., CEO/Chairman

                                        ByDon White

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