Form 10QSB/A
period 2003-03-31
AMERICANA PUBLISHING INC
filed 2005-06-28
CIK 1081751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 AMENDMENT NO. 1

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

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                               Condensed Balance Sheet
                               For Periods Ending

                                                 June 30,        December 31,
                                                   2003               2002
Assets                                          (unaudited)

Current Assets
    Cash and cash equivalents                   $    6,785          $         -
    Accounts receivable, net of allowance for
      doubtful accounts of $29,316 and $29,316     362,440              350,221
    Accounts receivable - factored                       -                    -
    Inventory                                      108,997               69,246
    Prepaid expenses and other current assets       15,338                7,470
    Assets from discontinued operations          1,519,430            1,519,430
                                                -----------       -------------
          Total Current Assets                  $2,012,990           $1,946,367

Property & Equipment, net                      309,248              274,514

Total Asset                                     $2,322,238           $2,220,881
                                                ===========       =============
Liabilities & Stockholders Equity

Current Liabilities
    Factor Payable                              $  188,738          $         -
    Accounts Payables                              283,907              224,123
    Accrued expenses                               182,777              316,562
    Note payable - factor                                -                    -
    Note payable - related parties                  80,584                  125,546
    Convertible debt - related parties             387,500              387,500
    Liabilities from discontinued operation      3,686,233            3,686,233
                                                -----------       -------------
        Total Current Liabilities                4,809,739            4,739,964

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

NOTE 3. STOCK TRANSACTIONS

During the first six months of 2003,  the Company  issued 43,679,657 shares of restricted common stock, which related to the following transactions:

In March 2002, the Company  entered into an agreement with seven  purchasers who
purchased   $140,000  in  principal   amount  of  10%  convertible   debentures.
Subsequently,  these 10%  convertible  debentures  were cancelled and 12% senior convertible debentures were substituted therefor.

As of April 1, 2002 the Company signed a securities  purchase  agreement with BG
Holdings,  LLC, and Gulf Coast  Advisors,  Ltd.  Pursuant to the  agreement,  BG
Holdings and Gulf Coast agreed to purchase an aggregate of $200,000 in principal amount of the Company's 12% senior secured convertible debentures, which were to mature on April 1, 2003.  Together  with such  debentures,  BG Holdings and Gulf
Coast were also issued Class A warrants and Class B warrants.

In April 2002 the debentures and warrants were delivered to BG Holdings and Gulf
Coast and $80,000 in net proceeds was transferred to the Company.

On June 15, 2003 a  restructuring  agreement was entered into between  Advantage
Fund, LLC and the seven investors who held our 12% debentures.  Pursuant to the restructuring agreement,

(i)  the shares that had been issued to Gulf Coast and BG Holdings were returned to treasury;

(ii) Advantage Fund LLC and its designees  exercised the Class A Warrants and we issued to them a total of 22,142,847 shares of our restricted common stock;

(iii) the Class B Warrants were retired;

(iv) the principal amount of the debentures was increased to $337,195;

(v)  the  interest  rate  of the  debentures  was  reduced  to 6%  and is to be  paid quarterly; and

(vi) the due date of the debentures was extended until June 15, 2005.

Payment of the  debentures  is secured by the Company's  assets.  Holders of the debentures may choose to accept shares of the Company's  common stock in lieu of cash in payment of the principle amount and any interest accrued thereon. If all of the  debenture  holders  demanded  that  principle  and interest be paid with shares  of the  Company's  common  stock,  it would  issue a number of shares of common stock equal to the amount of principle  and interest  owed divided by the
"Conversion Price",  which is defined in the debenture as an amount equal to the lesser of the average of the three  lowest  closing bid prices per share for the common stock, as reported on the over-the-counter  electronic bulletin board, or such other public  market that the common stock is then traded,  during  either:
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

                                        8

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

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By:George Lovato, Jr.
Date:  June 28, 2005                      George Lovato, Jr., CEO/Chairman

                                        By:Don White
Date:  June 28, 2005                       Don White, Chief Financial Officer

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

Dated:  June 28, 2005

 George Lovato, Jr.  __________________________________
George Lovato, Jr., President
and Chief Executive Officer

Dated June 28, 2005

Don White            __________________________________
Don White,
Chief Financial Officer