Form 10QSB/A
period 2003-09-30
AMERICANA PUBLISHING INC
filed 2005-06-28
CIK 1081751

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   AMENDMENT NO. 1

                                        TO

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

Selling, general and administrative costs increased by $40,209 to $460,344 for the nine month period ended  September  30, 2003 as compared to $420,135 for the nine month  period  ended  September  30,  2002,  a 9%  increase.  General  and administrative  expenses consist primarily of salaries for executive,  financial and other administrative personnel,  recruitment expenses, professional fees and other corporate  expenses,  including  business  development.  This increase was primarily the result of our use of common stock to pay consultants and employees and an increase in our legal expenses.  When we are able to do so, we use common stock to pay  consultants  and  employees in order to conserve  cash.  Our legal expenses  increased due to the cessation of operations of Corporate Media Group,
Inc. and our  increased  use of legal  services to provide  assistance  with the preparation  of reports we are required to make to the  Securities  and Exchange
Commission.

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

                                        Americana Publishing, Inc.
                                        (Registrant)

                                        By: George Lovato, Jr.
Date:       June 28, 2005                      George Lovato, Jr.
                                               CEO/Chairman

Date:  June 28, 2005                    By: Don White
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