Form 10KSB/A
period 2004-12-31
AMERICANA PUBLISHING INC
filed 2005-07-27
CIK 1081751

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

Relief from continuing losses must come from combining increased sales and sales revenue, with the reduction of costs of production and efficiency in production. We will continue to more closely monitor our product inventory size, and maintain reduced levels of inventory through, when necessary, the marketing of inventory-reduction-sales. During these sales opportunities, primary distributors and customers can realize increased savings through bulk purchase of inventory. These sales will likewise, periodically improve sales revenue. The opportunity for inventory reduction sales can in part be promoted at times new titles have been licensed and placed into production, thus supporting a fresh inventory of products for distribution and sales.

To improve net margins, it will be necessary for the company to improve its efficiencies in production. This can best be achieved by continuing to upgrade the duplication technology utilized in its production facility. The improved production efficiencies will outweigh the costs of technology upgrades. The company continues to allocate in its quarterly budgets modest capital expenditures specifically for technology and equipment improvements. With each improvement in technology and equipment, the company is able to reduce the per unit labor costs for its products. The savings in labor are intended to either be reallocated for the development of new products or eliminated as excess labor and overhead. An ancillary benefit for improved technology and equipment, as well as possible allocation of labor savings to new product production, is that marketing and sales can be provided newer and expanded product lines for presentation to distributors and customers.

There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

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

Dated  April 15, 2005

/s/Don White
Don White
Chief Financial Officer

                                       25

                                                     Independent Auditor's Report

The Board of Directors and Shareholders
Americana Publishing, Inc.
Albuquerque, New Mexico

I have audited the  accompanying  balance  sheet of Americana  Publishing,  Inc. as of December 31, 2004 and 2003, and the related statements of
operations,  and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
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
Americana  Publishing,  Inc as of December  31, 2004 and 2003 and the  results of its  operations  and its cash flows for the years then ended in
accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

          The terms  associated  with each series for the year ended December 31, 2004 are as follows:

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

            In regards to the above fees, during 2004 the Company paid the chairman $_______
          towards the $3,000/monthly fee.  No success fees for financing were paid during 2004.

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

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED

Convertible  Debt - Related  Parties

All amounts owed by Americana Publishing, Inc. are in continuing default. We have failed to pay any of the Related Parties' loans, principal or ongoing accruing interest, in accordance with their terms. If they choose to do so, the holders of the promissory notes could declare the loans in default and foreclose on the collateral. The note holders could also file legal actions against us. If that were to happen, it would divert management's attention from the business and require us to incur legal fees and expenses to defend the actions. If we were unsuccessful in our defense actions, in addition to the payment of the principal and interest and our legal fees and expenses, we would be responsible for paying the note holders' collection costs and attorney's fees. Attempts at collection of these debts could effect our ability to continue our operations.

                                      F-17

NOTE 11 - SUBSEQUENT EVENTS - UNAUDITED (Continued)