Form 10QSB/A
period 2005-03-31
AMERICANA PUBLISHING INC
filed 2005-07-27
CIK 1081751

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
                                                (Post 40:1 reverse split)

                See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                            Statement of Cash Flows
                                   (Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2005    March 31, 2004

Cash Flows From Operating Activities:
   Net Income                                    (343,425)             466,102
   Adjustments to Reconcile Net Loss
    To Net Cash used in operating activities
     Depreciation and amortization                 41,408               33,925
     Gain from discharge of bankruptcy                              (2,166,803)
    Allowance for doubtful accounts                78,130                    -
     Capital Transactions                                                    -
     Issuance of Common Stock to outside
       consultants in exchange for services
       rendered                                    84,558              823,079
     Issuance of Common Stock to employees and
       members of the Board of Directors for
       services rendered                          138,000              713,500
     (Decrease) Increase in Accounts Receivable   (39,384)             (47,444)
     (Increase) Decrease Prepaid Expenses
                and Other Assets                   17,596                1,255
     Increase (Decrease)in Accounts Payable        29,657               51,796
     (Increase) Decrease in Inventory              21,265               49,990
     Increase (Decrease) in Accrued expenses      (36,142)              67,204
                                               -------------        -----------
Net Cash Used In Operating Activities              (8,337)              (7,396)
                                               -------------        -----------
Cash Flows From Investing Activities:

   Purchase of Property and Equipment             (44,757)             (83,127)

                                                -------------        -----------
Net Cash provided by Investing Activities:        (44,757)             (83,127)
                                                -------------        -----------
Cash Flows From Financing Activities:
   Proceeds from notes payable                     49,142               26,107
   Payments on notes payable                                                 -
   Payments on capitalization lease obligations                              -
   Proceeds from sale of Common Stock & Warrants
            & Note Conversions                     18,500               46,250
                                                --------------       -----------
Net Cash Provided by Financing Activities          67,642               72,357
                                                --------------       -----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                14,548              (18,166)

Cash and Cash Equivalents at
  Beginning of Period                               1,356               30,790
                                                --------------       -----------
Cash and Cash Equivalents at
  End of Period
                               $                   15,904               12,624
                                                 =============       ===========

Supplemental disclosures of cash flow information

   Interest Paid                                    7,000                    -
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

There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur as intended, or will provide the anticipated benefit to improvement to net operating revenue.

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

On December 14, 2004 the law firm of Hagerty, Johnson, Albrightson &Beitz, P.A.
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
                           PURSUANT TO 18 USC & 1350

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