Form 10KSB/A
period 2004-12-31
AMERICANA PUBLISHING INC
filed 2005-08-02
CIK 1081751

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                Amendment No. 2 to
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

Date: August 1, 2005
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

Name                              Title                             Date

/s/George Lovato, Jr.
George Lovato, Jr.                Chairman, Chief Executive         August 1, 2005
                                  Officer and President

/s/Don White
Don White                         Chief Financial Officer,          August 1, 2005
                                  Director

/s/Dr. David Poling
Dr. David Poling                  Director                          August 1, 2005

/s/Jay Simon
Jay Simon                         Director                          August 1, 2005

/s/Jerome Ruther
Jerome Ruther                     Director                          August 1, 2005

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

Dated  August 1, 2005

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

Dated  August 1, 2005

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

Dated  August 1, 2005

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

Dated  August 1, 2005

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

NOTE 6 - CONVERTIBLE DEBT - RELATED PARTIES

          The Company issued  convertible debt, as summarized below,  payable to various individuals,  which is convertible at the option of the holder into the Company's common stock.  Interest at 30% per annum is payable on a monthly  basis.  If the note holders  elect to convert their debt into common stock, the conversion prices range from $0.05 to $0.10 per share.  $310,000 if this debt was converted to common stock during 2004.

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
                                                                                                 ================
          No beneficial conversion expense has been booked concerning the June convertible debentures for the following reasons:

          1.  The notes are locked up and cannot be converted until March 31, 2006.
          2.  The conversion price is set at .01 cents per share which is at or above market value.

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