Form 10KSB/A
period 2004-12-31
AMERICANA PUBLISHING INC
filed 2005-08-10
CIK 1081751

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                Amendment No. 3 to
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

Philip H. Salchli, CPA
Houston, Texas
April 14, 2005

                                                      Americana Publishing, Inc.
                                                             Balance Sheet
                                                        As of December 31, 2004

ASSETS
                                                                                            (Restated)
Current Assets                                                     2004
                                                                -------------
    Cash and cash equivalents                                $    1,356
    Accounts Receivable, less allowance for doubtful
      accounts of $207,857                                      148,601
    Inventory                                                    50,186
    Prepaid and other current assets                             37,919
    Assets from discontinued operations                               -
                                                             ---------------

        Total Current Assets                                 $  238,062

Property and Equipment, net                                     578,202
                                                             ---------------
TOTAL ASSETS                                                 $  816,264
                                                             ===============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts Payable                                         $  230,858
    Accrued expenses                                            619,340
    Notes Payable                                                25,000
    Notes Payable-Related Parties                                40,000
    Convertible debt - related parties                           74,000
    Notes Payable - June Convertible Debt                       257,311
                                                             -------------
       Total current liabilities                              1,246,509

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

The company's audio book publishing process involves a process whereby a series of value added activities are undertaken.  These activities include condensing the manuscript in order to meet the time limit of recording on a tape or CD format.  Additionally abridging the written work in order to maintain reader interest.  Finally recording a master recording in order to be able to reproduce the final product with high quality sound in large volume.  The process on a single book requires up to one hundred man hours in order to produce the final product.  From this point quality control activities will require an additional twenty five hours.  The final product continues to produce revenue not only from the initial release but in coming years.  Books produced in the year 2000 are still being sold by the company today.  The company has recently re-released in the form of a "Collectors Series" over two hundred and forty titles at the rate of ten titles per month over the next two years.  Management believes that the expected shelf life of the titles it currently owns rights to is approximately ten years.  At the time the title either reaches that age or the title ceases to sell thatn at that time it is evaluated on the basis of being impaired.

Audio production cost are amortized over 7 years.  As of December 31, 2004 $282,432 had been amortized out of the capitalized cost of
$598,414 or approximately 47%.

NOTE 5 - NOTES PAYABLE

                       Note Payable                                                       $           25,000
                                  Note Payable                                           40,000

                       Convertible Debt Related Parties                       74,000

                       Notes Payable - Convertible Debt 2004                              257,311

                                  Total                                                   $          396,311

NOTE 6 - CONVERTIBLE DEBT - RELATED PARTIES

          The Company issued  convertible debt, as summarized below,  payable to various individuals,  which is convertible at the option of the holder into the Company's common stock.  Interest at 30% per annum is payable on a monthly  basis.  If the note holders  elect to convert their debt into common stock, the conversion prices range from $0.05 to $0.10 per share.  $310,000 of this debt was converted to common stock during 2004.

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

                                      F-17

NOTE 12- SUBSEQUENT RESTATEMENT OF FINANCIAL INFORMATION

Based on a review of the December 31, 2004 10-K, a change was made to the financial statement to provide and explain more fully certain information.  The change did not result in a change to the net loss or shareholder equity.

The balance sheet for December 31, 2004 has been restated to separate "Note Payables-Related Party" from "Convertible Debt-Related
Party."

                                                        As previously
                                                        Filed                     Restated
                                                        -------------                         -------------

      Note Payable-Related Party            -0-                     $40,000
      Convertible Debt-Related Party     $114,000                   $74,000

NOTE 13 - ACQUISITION OF COREFLIX

At the time of acquisition total stockholders equity as stated was $7495.00 (unaudited).
The total sales produced in the previous year of 2003 was $53,985.00.  As of the date of acquisition only $13,521.00 had been generated in the first three months preceding.  It was determined that the transaction was deemed immaterial due to the fact that total assets were less than five percent of the total assets of the company.  Furthermore, the total sales were deemed immaterial due the fact the Coreflix total sale were less than five percent of Americana's.  Therefore considering all the above mentioned factors the transaction in its entirety was deemed immaterial due to the overall size of the balance sheet and sales generation to that point in time.

6,000,000 shares were issued in connection with the acquisition of the assets of Coreflix.  The market value of .02 cents/share was used to value the amount, for a total value of $120,000.

NOTE 14 - CONVERTIBLE DEBT

The June convertible debentures in the amount of $257,311 as of Dec. 31, 2004 are convertible at .01cents/share and have a maturity date of March 1, 2006.

The related party convertible note of $74,000 us convertible at .05cents/share and can be converted at any time.