Form 10QSB/A
period 2005-03-31
AMERICANA PUBLISHING INC
filed 2005-08-10
CIK 1081751

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

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                                  Balance Sheets
                                      As of

                                                 March 31,        December 31,
                                                   2005               2004
                                                (unaudited)        (restated)
ASSETS

Current Assets

    Cash and cash equivalents              $      15,904            $     1,356
    Accounts receivable, less allowance
      for doubtful accounts of $129,727
      and $207,857, respectively                 187,985                148,601
    Inventory                                     28,921                 50,186
    Prepaid and other current assets              20,323                 37,919

                                           ---------------         -------------

        Total Current Assets                      253,133               238,062

Property and Equipment, net                       581,551               578,202

                                           ---------------         -------------
TOTAL ASSETS                               $      834,684      $        816,264
                                           ===============         =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                              260,515               230,858
    Accrued expenses                              583,198               619,340
    Notes payable                                  53,841                25,000
    Notes payable - Officers and Directors         78,742                40,000
    Convertible debt - related parties             71,500                74,000
    Notes Payable- June Convertible Debt          280,000               257,311
                                          ---------------           ------------

       Total current liabilities                1,327,796             1,246,509

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

                                      F-1

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

                                      F-2

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
   Proceeds from sale of Common Stock  Warrants
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

                                      F-3

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

                                      F-4

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

On April 1, 2005, 13,896,000 warrants were issued.  Warrants were issued at .001 cents/share, market price was .01 cents/share, therefore, $125,064.54 was charged to warrant expense in the second quarter of 2005.

Note 8.  Issuance of Restricted Stock

1,478,940 shares were issued to Cornell Capital in the first quarter of 2005.  These shares were charged to expense @ .03 cents/share
(the market value) for $44,368 with an offset to common stock and paid in capital.

500,000 shares were issued to Newbridge Securities in the first quarter of 2005.  These shares were charged to expense @ .03 cents/share (the market value) for $15,000 with an offset to common stock and paid in capital.

Note 9.  Audio Production Cost

The company's audio book publishing process involves a process whereby a series of value added activities are undertaken.  These activities include condensing the manuscript in order to meet the time limit of recording on a tape or CD format.  Additionally abridging the written work in order to maintain reader interest.  Finally recording a master recording in order to be able to reproduce the final product with high quality sound in large volume.  The process on a single book requires up to one hundred man hours in order to produce the final product.  From this point quality control activities will require an additional twenty five hours.  The final product continues to produce revenue not only from the initial release but in coming years.  Books produced in the year 2000 are still being sold by the company today.  The company has recently re-released in the form of a "Collectors Series"over two hundred and forty titles at the rate of ten titles per month over the next two years.  Management believes that the expected shelf life of the titles it currently owns rights to is approximately ten years.  At the time the title either reaches that age or the title ceases to sell thatn at that time it is evaluated on the basis of being impaired.

As of March 31, 2005 the amortized cost was $300,921 out of capitalized cost of $642,644.

Note 10.  Convertible Debt

The June convertible debentures in the amount of $280,000 as of Dec. 31, 2004 are convertible at .01cents/share and have a maturity date of March 1, 2006.

The related party convertible note of $71,500 us convertible at .05cents/share and can be converted at any time.

Note 11.  Subsequent Restatement of Financial Information

Based on a review of the March 31, 2005 10Q a change was made to the financial statements to provide and explain more fully contain information. The change did not result in a change to the net loss or shareholders equity.

 The balance sheet for March 31, 2005 has been restated to separate "Note Payable-Related Party" form "Convertible Debt-related
Party". As Previously Restated
filed

Note Payable-Related Party                           -0-                $40,000 Convertible Debt-related Parties
$114,000                        $74,000

Note 12.  Property and Equipment

The company's audio book publishing process involves a process whereby a series of value added activities are undertaken.  These activities included condensing the manuscript in order to meet the time limit of recording on a tape or CD format.  Additionally abridging the written work in order to maintain reader interest.  Finally recording a master recording in order to be able to reproduce the final product with high quality sound in large volume.  The process on a single book requires up to one hundred man hours in order to produce the final product.  From this point quality control activities will require an additional twenty five hours.  The final product continues to produce revenue not only from the initial release but in coming years.  Books produced in the year 2000 are still being sold by the company today.  The company has recently re-released in the form of a "Collectors Series" over two hundred and forty titles at the rate of ten titles per month over the next two years.  Management believes that the expected shelf life of the titles it currently owns rights to is approximately ten years.  At the time the title either reaches that age or the title ceases to sell that at the time it is evaluated on the basis of being impaired.

Audio production costs are amortized over 7 years.  As of December 31, 2004 $282,432 had been amortized out of the capitalized cost of $598,414 or approximately 47%.

Note 13.  Convertible Debt

The 500,000 shares were converted at .01 cents/share in accordance with original agreement for a note conversion of $5,000.

3,600,000 shares was not a convertible note, however, the related party elected to convert $39,500 note into share of restricted 144 common stock.

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

1,478,940 shares were issued to Cornell Capital in the first quarter of 2005.  These shares were charged to expense @ .03 cents/share
(the market value) for $44,368 with an offset to common stock and paid in capital.

500,000 shares were issued to Newbridge Securities in the first quarter of 2005.  These shares were charged to expense @ .03 cents/share (the market value) for $15,000 with an offset to common stock and paid in capital.

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