Form 10KSB/A
period 2004-12-31
AMERICANA PUBLISHING INC
filed 2005-08-16
CIK 1081751

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                Amendment No. 4 to
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

Date: August 16, 2005
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

Name                              Title                             Date

/s/George Lovato, Jr.
George Lovato, Jr.                Chairman, Chief Executive         August 16, 2005
                                  Officer and President

/s/Don White
Don White                         Chief Financial Officer,          August 16, 2005
                                  Director

/s/Dr. David Poling
Dr. David Poling                  Director                          August 16, 2005

/s/Jay Simon
Jay Simon                         Director                          August 16, 2005

/s/Jerome Ruther
Jerome Ruther                     Director                          August 16, 2005

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

Dated  August 16, 2005

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

Dated  August 16, 2005

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

Dated  August 16, 2005

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

Dated  August 16, 2005

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

NOTE 13 - ACQUISITION OF COREFLIX

On April 1, 2004, Americana Publishing Inc. acquired, for stock, the assets of Coreflix which included the web site and the rental library, which is comprised of extreme sports DVD's.
Americana Publishing, Inc. acquired the DVD rental library and web site for 6,000,000 shares of Americana Publishing, Inc. restricted common stock, with a market price of 2cents/share for a total value of $120,000.  This value was assigned to the DVD rental library and is being depreciated over seven years.

The sales for the year of 2003 was $53,985, with stockholders equity of $7495 (unaudited).
The Coreflix acquisition was based on the future value of the web site productivity.  The revenues were immaterial to the revenues produced by Americana Publishing, Inc. at the time.  Also, the total amount of assets was immaterial based on the total market value of Americana Publishing Inc.'s audio masters.  In addition, the stock issued was 144 restricted stock, which by its nature, would be of less value, due to the restriction on selling it.  In addition, since the DVD rental library was booked in April 2004, it was part of Americana Publishing Inc.'s 2004 audit.

NOTE 14 - CONVERTIBLE DEBT

The June convertible debentures in the amount of $257,311 as of Dec. 31, 2004 are convertible at .01cents/share and have a maturity date of March 1, 2006.

The related party convertible note of $74,000 us convertible at .05cents/share and can be converted at any time.