Form 10QSB/A
period 2005-03-31
AMERICANA PUBLISHING INC
filed 2005-08-16
CIK 1081751

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
This conversion resulted in reducing the note balance to $34,869. This transaction was completed on May 11, 2005.  The reason for the conversion was the fact that the note had been in default, however, the investor has been willing to work with the company and thus the previous conversions have been done in a manner that is considered not detrimental.  The terms of the conversion were negotiated directly with the investor.

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

On March 17, 2005, Jerry Ruther, a member of the board of directors agreed to convert his note of $39,500 into 3,650,000 shares of
Americana Publishing Inc.'s restricted stock.  This was not a convertible note, however, to benefit the company's balance sheet, the director elected to convert this obligation to shares of stock.  The terms of this conversion were negotiated with the director.

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

     On February 14, 2005 we issued 500,000  shares of restricted  common stock, at a  value  of  $0.01  per  share  to  Advantage  Capital  Development  in consideration  for a note  conversion.  We  relied on  section  4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising and the acquirer was an accredited investor.

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
     investor.

     On March 9, 2005 we issued 1,478,940 shares of restricted  common stock, at a value of $0.03 per share to Cornell Capital Partners in consideration for financing to the Company.  We relied on section 4(2) of the  Securities Act of 1933 and  Regulation D promulgated  thereunder  to issue the  securities inasmuch  as the  common  stock  was  issued  without  any form of  general solicitation  or general  advertising  and the acquirer  was an  accredited investor.

     On March 17, 2005 we issued 500,000 shares of restricted  common stock , at a value of $0.03 per share to Newbridge  Securities  in  consideration  for financing to the Company.  We relied on section 4(2) of the  Securities Act of 1933 and  Regulation D promulgated  there under to issue the  securities
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

     On March 17, 2005 we issued 3,650,000 shares of restricted common stock, at a value of $0.01  per share to Jerome  Ruther in  consideration  for a note conversion.  We issued these  securities in reliance on Section 4(2) of the
     Securities  Act of  1933.  There  was no form of  general  solicitation  or general advertising undertaken and the acquirer is an insider,a status that
     affords  him  effective  access  to  the  information   registration  would
     otherwise provide. 5

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

                                                     Americana Publishing, Inc.

                                        By:  /s/ George Lovato, Jr.
                                           ------------------------
Date:  August 16, 2005                        George Lovato, Jr., Chief Executive Officer/Chairman

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

Dated:  August 16, 2005

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

Dated:  August 16 , 2005

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

Dated:  August 16, 2005

/s/George Lovato,Jr
George Lovato, Jr.
President and Chief Executive Officer

Dated:  August 16, 2005

/s/Don White
Don White,
Chief Financial Officer