Form 10-Q
period 2005-06-30
AMERICANA PUBLISHING INC
filed 2005-08-17
CIK 1081751

                     U.S. SECURITIES  amp; EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 For the quarterly period ended June 30, 2005

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
              (Former name, former address,   former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the Exchange  Act of 1934 during the past 12 months (or for such
shorter period that the  registrant was required to file such reports),    (2)
has been subject to such filing  requirements for the past 90 days. Yes [X] No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant  filed all  documents    reports  required to be
filed by Section 12, 13 or 15(d) of the Exchange Act after the  distribution  of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2005, there were 258,687,674 shares of common stock outst ing.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x].

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      December 31, 2004 (Audited)
                      June 30, 2005 (Unaudited)                         F-1

                Condensed Statement of Operations
                      Six months ended June 30, 2005
                        2004                                           F-2

                Condensed Statements of Cash Flows
                      Six months ended June 30, 2005
                        2004                                           F-3

                Notes to Condensed Financial Statements            F-4 - F-5

Item 2.  Management's Discussion   Analysis of
         Financial Condition   Results of Operations                  1 - 4

Item 3.  Controls   Procedures                                          5

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings                                         5

Item 2.         Changes in Securities                                     5

Item 3.         Defaults Upon Senior Securities                           6

Item 4.         Submission of Matters to a Vote of Security Holders       6

Item 5.         Other Information                                         6

Item 6.         Exhibits   Reports on Form 8-K                          7

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                            Condensed Balance Sheets
                                      As of

                                                 June 30,        December 31,
                                                   2005               2004
                                                (Unaudited)
ASSETS

Current Assets

    Cash   cash equivalents              $       13,274         $      1,356
    Accounts receivable, less allowance
      for doubtful accounts of $62,456
        $29,316, respectively                   103,551               148,601
    Inventory                                      69,942                50,186
    Prepaid   other current assets               70,656                37,919
                                               ---------------         -------------

        Total Current Assets                      257,423               238,062

Property   Equipment, net                       590,774               578,202
                                            ---------------         -------------
TOTAL ASSETS                               $      848,197          $    816,264
                                           ===============         =============
LIABILITIES   SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                              142,167               230,858
    Factor payable                                          324,053                     -
    Accrued expenses                              172,009               619,340
    Notes payable                                 845,000                25,000
    Notes payable - Officers   Directors         48,094                40,000
    Convertible debt - related parties             71,500                74,000
    Notes Payable-June Convertible Debt          280,000               257,311
                                            ---------------        -------------
       Total current liabilities                1,882,823             1,246,509

Shareholder's deficit
    Preferred stock, no par
      20,000,000 shares authorized
      0(unaudited) no shares issued
        outst ing                                     -                     -
    Common stock, $0.001 par value
      500,000,000 shares authorized                     -                     -
      243,192,410(unaudited)   18,648,896
      shares issued   outst ing for
      June 30,2005   December 31,2004,
      respectively                                243,192                18,648
    Additional paid-in capital                 16,017,824            15,757,699
    Accumulated deficit                       (17,295,642)          (16,206,592)
                                              -------------        -------------
        Total shareholder's deficit            (1,034,626)             (430,245)
                                              -------------        -------------

TOTAL LIABILITIES   STOCKHOLDER'S EQUITY   $    848,197           $   816,264
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                            Statements of Operations
                                 For the Period

                                       FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                           ENDED JUNE 30             ENDED JUNE 30
                                       2005            2004          2005         2004
                                   (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                                   ----------      ----------    ----------   ----------
Revenue                               306,041         650,326        78,014     351,253

Cost of Goods Sold                     32,922         305,051       (15,489)    115,505
                                   ----------      ----------     ---------    ---------
  Gross Profit                        273,119         345,275        93,503     235,748

Operating expenses
   Compensation/Consulting expense    298,307       1,980,741        75,749     444,162
   Selling, general
     administration                   926,753         510,997       676,550     285,558
   Depreciation   amortization       80,060          68,944        38,652      35,015
                                    ---------         -------    -----------  ---------
      Total operating expenses      1,305,120       2,560,682       790,951     764,735

Loss from operations               (1,032,001)     (2,215,407)     (697,448)   (528,987)

Other Income (Expense)
  Interest Expense                    (54,410)               -      (47,410)          -
  Other Income/Expense                 (2,638)         (17,302)        (767)     (3,100)
                                    -----------        --------    ---------   ----------
     Total other income (expense)     (57,048)         (17,302)      48,177)     (3,100)
                                    -----------        --------    ---------   ----------
Loss before extraordinary item     (1,089,049)     (2,232,789)     (745,625)   (532,087)

Extraordinary Item
  (Discharge of Bankruptcy - CMG)            -        2,166,803           -            -
                                   -----------       ---------   ----------    ---------

Loss after extraordinary item      (1,089,049)        (65,986)    (745,625)    (532,087)
                                   -----------       ---------  -----------    ---------

Net Loss                          $(1,089,049)    $   (65,986)  $ (745,625) $  (532,087)
                                  ============    ============  ===========    =========

Basic   diluted loss per share:
  From before extraordinary item $     (0.056)    $            $    (.003)   $    (0.003)
  After extraordinary item                                 -
                                   -----------      ----------  -----------    ---------
                                 $                $            $         -   $    (0.003)
                                   -----------      ----------  -----------    ---------

Basic   diluted
  weighted-average shares
  outst ing                      19,360,441      201,529,021  236,582,541  168,073,650
                                  ============     =========== ============  ===========

                See Accompanying Notes to Financial Statements.

                           Americana Publishing, Inc.
                       Condensed Statement of Cash Flows
                                   (Unaudited)

                                             Six Months Ended          Six Months Ended
                                              June 30, 2005              June 30, 2004
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations             $(1,089,049)           $(2,232,789)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation   amortization                      80,060                 68,944
     Issuance of common stock to board members
         employees for services rendered             138,749                724,500
     Issuance of common stock to consultants
       for services rendered                           ,558              1,256,242
     Provision for allowance for doubtful accounts      67,271                      -
     (Increase) decrease in
       Accounts receivable                              45,050                (50,189)
       Inventory                                       (19,756)                22,652
       Prepaid expenses   other current assets       (32,737)                (3,442)
     Increase (decrease) in
       Account payable                                 (88,691)               (54,044)
       Accrued expenses                                (63,435)              (219,131)
       Factor Payable                                  (59,843)                350,830
       Warrant Expense                                                128,429
                                                   ------------             ----------
      Net cash provided/used in operating
        activities                                    (734,394)               136,427
                                                   ------------             ----------
Net Cash Used by Operating Activities

Cash Flows From Investing Activities
   Purchase of property   equipment                  (92,632)               (51,463)
                                                   ------------             ----------

Net cash used in investing activities                  (92,632)               (51,463)
                                                   ------------             ----------

Cash flows from financing activities
  Proceeds from notes payable                          838,944                    -
  Payments on notes payable                                  -                (15,500)
  Proceeds from the sale of warrants                         -                172,600
                                                   ------------             ----------

Net cash provided/used by financing
   activities                                          838,944                157,100

Net increase in cash   cash equivalents               11,918                 30,790

Cash   cash equivalents, beginning of period           1,356                 30,790
                                                  ------------              ----------

Cash   cash equivalents, end of period                13,274            $         -
                                                  ============              ==========

Supplemental disclosures of cash flow information

  Interest paid                                    $    15,000            $         -
                                                  ============              ==========

  Income taxes paid                                $        -               $       -

                See Accompanying Notes to Financial Statements.

                           AMERICANA PUBLISHING, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 JUNE 30, 2005

NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements   related notes have
been prepared by Americana Publishing, Inc., the "Company",   not subject to an audit
pursuant to the rules   regulations of the Securities   Exchange Commission.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position,
results of operations   cash flows at June 30, 2004   for all periods
presented, have been made. Certain reclassifications have been made to the prior year to conform with the current years presentation.

Certain information   footnote disclosures normally included in financial
statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements notes thereto for the fiscal year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The accompanying financial statements have been  prepared on a going  concern
basis, which  contemplates  the  realization  of assets   the  satisfaction of
liabilities in the  normal  course  of  business.  As shown in the financial
statements,  during the year ended  December 31, 2004   the six months ended
June 30, 2005, the Company incurred operating losses of $819,900   $1,032,001
respectively.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Relief from continuing losses must come from combining increased sales   sales revenue, with the reduction of costs of production
  efficiency in production. We will continue to more closely monitor our product inventory size,   maintain reduced levels of
inventory through, when necessary, the marketing of inventory-reduction-sales. During these sales opportunities, primary distributors customers can realize increased savings through bulk purchase of inventory. These sales will likewise, periodically improve sales
revenue. The opportunity for inventory reduction sales can in part be promoted at times new titles have been licensed   placed into
production, thus supporting a fresh inventory of products for distribution   sales.

To improve net margins, it will be necessary for the Company to improve its efficiencies in production. This can best be achieved by continuing to upgrade the duplication technology utilized in its production facility. The improved production efficiencies will outweigh the costs of technology upgrades. The Company continues to allocate in its quarterly budgets modest capital expenditures
specifically for technology   equipment improvements. With each improvement in technology   equipment, the Company is able to
reduce the per unit labor costs for its products. The savings in labor are intended to either be reallocated for the development of
new products or eliminated as excess labor   overhead. An ancillary benefit for improved technology   equipment, as well as
possible allocation of labor savings to new product production, is that marketing   sales can be provided newer   exp ed
product lines for presentation to distributors   customers.

There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Summary of Statements No. 154-Accounting Changes   Error Corrections a replacement of APB Opinion No. 20   FASB Statement No. 3

This statement replaces APB Opinion No. 20, Accounting Changes,   FASB Statement No. 3, Reporting Accounting Changes In Interim
Financial Statements,   changes the requirements for the accounting for   reporting of a change in accounting principle.  This
Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.

NOTE 4. LIQUIDITY

The Company has historically financed its operations through the sale of common stock. The Company now supports its operations primarily through sale of its product  , to a lesser extent, through sale of its common stock. The Company's revenues have averaged $50,000 per month for 2005. This revenue has not been adequate to cover current monthly cash expenditures thus requiring the Company to raise additional capital infusions to support operations. Currently, management believes revenues will increase to adequate levels to support cash expenditures.
In addition management has implemented a plan to lower cash expenditures   is
actively pursuing additional capital infusions. There is no assurance that adequate revenues will be achieved to support operations, however, management believes it will be able to raise additional capital, lower cash expenditures or a combination of both to maintain operations for the next twelve months.

On April 1, 2005, the Company entered into a St by Equity Distribution
Agreement with Cornell Capital Partners. Pursuant to the St by Equity
Distribution Agreement, the Company, at its discretion, periodically sell to
Cornell Capital Partners shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the St by
Equity Distribution Agreement, Cornell Capital Partners will pay the Company 95%
of the lowest volume weighted average price of our common stock as quoted by
Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners will also retain 10% of each advance under the St by Equity Distribution Agreement. Cornell Capital
Partner's obligation to purchase shares of the Company's common stock under the
St by Equity Distribution Agreement is subject to certain conditions, including having a registration statement covering shares of common stock sold under the St by Equity Distribution Agreement being declared effective by the
Securities   Exchange Commission,   is limited to $250,000 per weekly
advance.

On April 1, 2005, the Company executed a Promissory Note in favor of Montgomery
Equity Partners, Ltd. in the principal amount of $820,000. The Note has an annual interest rate equal to 24%. Contemporaneously with the execution of the
Note, the Company   Montgomery entered into a Security Agreement   a Pledge
Agreement. The Company received $375,000 of the principal amount of the Note on
April 1, 2005   will receive the remaining principal balance of $445,000 two
(2) business days prior to a registration statement being filed with the
Securities   Exchange Commission. The Note is secured by all of the Company's assets pursuant to the Security Agreement. In connection with the Note, the
Company issued to Montgomery a warrant to purchase 375,000 shares of its common stock for a period of three (3) years at an exercise price equal to $0.001. The
Company granted registration rights on the shares of common stock underlying the warrant. The Company did pay Yorkville Advisors Management, LLC a commitment fee equal to 10% of the gross proceeds of each of the above-referenced closing traunch. In addition, the Company paid to Yorkville Advisors Management, LLC a non-refundable structuring fee equal to $10,000, which was deducted from the proceeds from the first closing traunch. Pursuant to the terms of the Note, the Company had previously paid Yorkville Advisors Management, LLC a non-refundable due diligence fee equal to $2,500.

The Company will require future financing in various forms. The Company proposes to finance working capital timing differences with an asset-based line of credit. Capital improvements should be financed by intermediate-term debt. Other than the
St by Equity Distribution Agreement disclosed immediately above, the
Company is not in possession of any commercial bank commitment letters or a letter of intent from a capable underwriter at this time.

Note 5. Warrants

On April 1, 2005, 13,896,000 warrants were issued.  The warrants were issued at .001 cents/share   the market price was 1
cent/share.  Therefore, $125,064 was charged to warrant expense in the 2nd quarter of 2005.

In addition, an additional 375,000 were issued at .001 cents/share.  The market price was
1 cent/share resulting in a charge to warrant expense of $3375.

Note 6.  Extraordinary Item

During the first quarter of 2004 the Chapter 7 Bankruptcy of Corporate Media Group, Inc. was considered as final a one time extraordinary gain of $2,166,803 was recorded for the forgiveness of debt. The forgiveness of debt resulted from the elimination of $1,519,430 of
assets   the elimination of $3,686,233 in debt resulting in a net gain of
$2,166,803.

Note 7.  Subsequent Event

Currently, the Montgomery Equity Partners note is in default due to the non payment in full of the July and August interest payments.

                Item 2. Management's Discussion   Analysis of
                 Financial Condition   Results of Operations

                                      FORWARD-LOOKING STATEMENTS

This report by Americana Publishing, Inc. contains forward-looking statements.  These are statements regarding financial
operating performance   results   other statements that are not historical facts.  The words "expect", "project", "estimate",
"believe", "anticipate, "intend", "plain", "forecast",   similar expressions are intended to identify forward-looking statements.
Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements.
Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

            The loss of the services of any member of our management team  , in particular, the loss of the services of George
Lovato, our Chairman   Chief Executive Officer;

            Increased competition in our niche market, truck stops that would cause us to reduce the sales prices of our products or that would otherwise adversely impact our sales;

We do not earn enough in revenues to maintain our operations.  To date, in addition to our revenues, we have funded our operations
with loans from our officers   directors   sales of our securities.  We will continue to need money to operate,   other that an
asset-based line of credit factoring agreement with Langsam Borenstein Partnership, which is described below.  The only third party
financial commitments the Company has is with Cornell Capital   the SEDA financing instrument described herein. Our officers
directors are not required to continue to loan money to us   we cannot guarantee that sales of our securities will raise enough money to continue our operations.  If we are unsuccessful in obtaining funds when we need them, we will be required to severely
curtail,   possibly to even cease our operations.

In July 2001 we acquired Corporate Media Group, Inc., referred to in this discussion as "CMG", as a wholly owned subsidiary in an
attempt to vertically integrate our reproduction   duplication activities as they relate to our audio book operation.

CMG discontinued its operations in April 2002,   sought protection under the provisions of the US Bankruptcy Code on August 5,
2003.  CMG's debts were discharged through the bankruptcy   in accordance with certain provisions of the US Bankruptcy Code, an adjustment was made to the financial statements during the quarter ended March 31, 2004 that eliminated $3.67 million in debt reduced our net loss to $65,986.

We do not consider sales of our books to be seasonal in nature, although we may experience an increase in sales during the year-end holidays.

GENERAL

Management's discussion   analysis of results of operations   financial
condition are based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the
United States of America. These principles require management to make certain
estimates, judgments   assumptions that affect the reported amounts of assets,
liabilities, revenues   expenses,   related disclosure of contingent assets
  liabilities. On an on-going basis, we evaluate our estimates based on
historical experience   various other assumptions that are believed to be
reasonable under the circumstances, the results of which form the basis for
making judgments about the carrying values of assets   liabilities that are
not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We are a multi-media company. Our primary business is the publication   sale of
audio books, but we also offer print books   electronic books. During the quarter
ended September 30, 2004, the operations   assets of Action Media Group, LLC
(doing business as Coreflix) were integrated with our publication operations in
Albuquerque, New Mexico.  Coreflix rents action sports DVDs from its website.
To date, the majority of our revenues have been earned from the sale of audio books, with sales of action sports DVDs accounting for only $17,968.00 in revenues during the six months ended June 30, 2005.  Now that the Coreflix operations are fully integrated, we expect these revenues to increase.

We generate sales through telemarketing, direct mail   through industry contacts.
Approximately 87% of our sales come from the placement of our products in truck stops.
Our products are placed through a network of industry sector distributors who purchase the products from us wholesale. Our products are also sold directly to bookstores
  libraries, primarily through telemarketing,   to businesses   consumers
via the Internet, through our website, americanabooks.com. Approximately 10% of
our sales are generated by telemarketing   the remaining 3% of our sales are
generated via our website. We also publish a catalog of our audio books that we update regularly, which is provided to potential wholesale book buyers, bookstores libraries on a regular basis. Sales that result from our catalogue mailings are not tracked separately but are included in our computation of sales resulting from telemarketing.

We are also trying to stimulate sales to consumers through direct marketing efforts
such as direct mail, email blasts   telemarketing.

In an attempt to improve revenues   achieve profitability, we continue to seek
both wholesale   retail outlets for our products,   to employ salespersons
with industry contacts for distribution of our products. To minimize costs, salespersons are sought who will act on an independent contractor basis with compensation based on earned commissions. More importantly, the Company has
implemented an adopted shift in sales   marketing strategy. The strategic
shift is for purposes of increasing sales   resulting revenues. Under the
Company's new strategy, it now markets product directly to consumers,   sells
its products to only its most profitable distributors. We also regularly review
staffing   production costs in the attempt to reduce cost of goods sold. At this time, aside from what we will spend on production of audio masters, we have made no material commitment for capital expenditures. During the quarter ended June 30, 2005, we spent approximately $40,000 for the production of audio masters.

With the exception of the three month period ended March 31, 2004, which showed a profit due to the discharge of subsidiary debt in bankruptcy, our operations
have not been profitable   we are not sure if they will become profitable.
With the exception of a continuing flatness in sales of our products to audio
book distributors   retailers,   the uncertainty related to whether or not
we will be able to raise working capital when we need it, we do not know of any trends, events or uncertainties that are expected to have a material impact on
our net sales   income from continuing operations. Sales of our books are not seasonal in nature, although we may experience an increase in sales during the year-end holidays.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2005 As Compared To the Quarter Ended June 30, 2004

Our revenues from operations for the quarter ended June 30, 2005 were $78,014 as compared to revenues of $351,253 for the quarter ended June 30, 2004, a decrease of $273,239, or 77%. The reason for the sharp drop in revenue is due to the shift in marketing strategy.  Instead of selling
to truck stops through distributors API is selling directly to the truck stops   to the truck drivers, through direct mail.  This
strategy will result in far less returns   a higher gross profit.

Cost of goods sold for the quarter ended June 30, 2005 decreased by $130,994 or approximately 113%, to ($15,489) from $115,505 for the quarter ended June 30, 2004.  For the quarter ended June 30, 2005 we had approximately $67,000 of audio books returned by distributors.  The cost of sales for these returned items was higher than the cost of goods sold on our current quarter revenue, resulting in a credit balance to cost of goods.

Our gross profit from operations decreased to $93,503 for the quarter ended June 30, 2005 as compared to $235,748 for the quarter ended June 30, 2004, a decrease of $242,261 or approximately 60%.  Our gross margin percent increased for the quarter ended June 30,
2005, for the quarter ended June 30, 2004, the increase in gross profits is due to the higher cost of items returned as compared to the cost of the items sold in the 2nd quarter 2005.

Compensation   consulting expense   selling general   administration expense increased
$22,579 or 3% from $729,720 for the quarter ending June 30, 2004 to $752,299 for the quarter ending June 30, 2005.  We attempt to
conserve cash by issuing stock to employees   consultants for services rendered to us.  The increase in expenses of $22,579 is due to the high professional fees associated with the loan of $820,000 which was obtained during the quarter ended June 30, 2005.  In addition there was a warrant expense of $128,439 associated with this loan.

Our loss from operations was $697,448 for the quarter ended June 30, 2005 as compared to a loss from operations of $528,987 for the quarter ended June 30,
2004, an increase of $168,461 or 31%. The increase in loss from operations was due to our decrease in revenues   the professional
fees associated with the $820,000 loan.
Six months ended June 30, 2005 as compared to six months ended June 30, 2004.

Revenues for the six months ended June 30, 2005 decreased by $344,285 to $306,041 from $650,326 or 53% from the six months ended June
30, 2004.  The decrease in revenue is due to the change in marketing strategy as discussed in the quarter results of operation.

Cost of goods sold decreased $272,129 for the six months ended June 30, 2005 from $305,051 for the six months ended June 30, 2004 to
$32,922 for the six months ended June 30, 2005 or 89%.  The decrease was primarily due to the reduction in sales.

Our gross profit decreased from $345,275 for the six months ended June 30, 2004 to $273,119 for the six months ended June 30, 2005, a decrease of $72,156 or 21%.  This decrease in gross profit was due to the decrease in revenue.

Our gross profit increased from 53% for the quarter ended June 30, 2004 to 89% for the quarter ended June 30, 2005.  This increase
was due to the fact that we had $67,000 of items returned in the second quarter   the cost of goods returned had a higher cost of
sales that the cost of sales of the items associated with the revenue in the second quarter.

Compensation   consulting expenses decreased $1,682,434 for the six months ended June 30, 2005 from $1,980,741 to $298,307 for the six months ended June 30, 2005, a decrease of 85%.  This decrease resulted from a combination of less stock being issued to employees
  consultants   a lower market price for the stock.

Our loss from operations decreased $1,183,406 from ($2,215,407) for the six months ended June 30, 2004 to ($1,032,001) for the six months ended June 30, 2005 or 53%.  Even though our revenue was down this fact was offset by the large reduction in compensation consulting expense, thereby, reducing the net operating loss.

In the first quarter of 2004 the bankruptcy of Corporate Media Group was dismissed, which resulted in a one time extraordinary gain of $2,166,803 was recorded for the forgiveness of debt.  The forgiveness of debt resulted from the elimination of $1,519,430 of
assets   the elimination of $3,686,233 in debt.  This one time gain is the reason the net loss for the period year to date ending
June 30, 2004 was $(65,986) as compared to year to date June 30, 2003 net loss of $(1,568,802).

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which
contemplates the realization of assets   the satisfaction of liabilities in
the normal course of business. During the year ended December 31, 2004   the
six months ended June 30, 2005, we incurred net operating losses of $819,900
$1,032,001, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Relief from continuing losses must come from combining increased sales   sales revenue, with the reduction of costs of production
  efficiency in production. We will continue to more closely monitor our product inventory size,   maintain reduced levels of
inventory through, when necessary, the marketing of inventory-reduction-sales. During these sales opportunities, primary distributors customers can realize increased savings through bulk purchase of inventory. These sales will likewise, periodically improve sales
revenue. The opportunity for inventory reduction sales can in part be promoted at times new titles have been licensed   placed into
production, thus supporting a fresh inventory of products for distribution   sales.

To improve net margins, it will be necessary for the Company to improve its efficiencies in production. Management believes that this can best be achieved by continuing to upgrade the duplication technology utilized in its production facility. Management believes that the improved production efficiencies will
outweigh the costs of technology upgrades. The Company continues to allocate in its quarterly budgets modest capital expenditures
specifically for technology   equipment improvements. With each improvement in technology   equipment, management believes that
the Company is able to
reduce the per unit labor costs for its products. The savings in labor are intended to either be reallocated for the development of
new products or eliminated as excess labor   overhead. An ancillary benefit for improved technology   equipment, as well as
possible allocation of labor savings to new product production, is that marketing   sales can be provided newer   exp ed
product lines for presentation to distributors   customers.

There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY   CAPITAL RESOURCES

At June 30, 2005 we had cash or cash equivalents of $13,274 on h , as compared to $0 cash or cash equivalents at December 31, 2004. Our primary source of cash during the six month period ended June 30, 2005 consisted of
revenues from sales of our products   a loan of $820,000.

Net cash used in operating activities was $(734,394)     for the quarter ended June 30,
2005 as compared to net cash used by operating activities of $136,427 for the quarter ended June 30, 2004.

Net cash used by investing activities was $92,632 during the six months ended
June 30, 2005 as compared to $51,463 net cash used by investing activities during the six months  ended June 30, 2004. The funds were used for the purchase
of audio masters requiring expenditures for studio time   voice talent.

Net cash provided by financing activities during the six months ended June 30,
2005 was $838,944 as compared to net cash provided by financing activities in
the amount of $        157,100 for the six months ended June 30, 2004.  We obtained a loan of $820,000 plus an additional $39,810 was put in by a director of API.

During 2002, we entered into an asset-based line of credit factoring agreement with Langsam Borenstein Partnership. Pursuant to this agreement, we sell selected accounts receivable to Langsam Borenstein Partnership in the face amount of no less than $5,000 per month. Langsam Borenstein Partnership charges a varying commission on each invoice sold, depending on the number of days payment is outst ing. The commission may vary from 4% to 10%. This agreement
has no set term   may be cancelled by either party on notice to the other. As part of this transaction, we granted to Langsam Borenstein a security interest in our assets, including our receivables. This security interest is subordinate to the security interest granted to the holders of our 6% Convertible
Debentures.

On April 1, 2005, the Company entered into a St by Equity Distribution
Agreement with Cornell Capital Partners. Pursuant to the St by Equity
Distribution Agreement, the Company may, at its discretion, periodically sell to
Cornell Capital Partners shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the St by
Equity Distribution Agreement, Cornell Capital Partners will pay the Company 95%
of the lowest volume weighted average price of our common stock as quoted by
Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners will also retain 10% of each advance under the St by Equity Distribution Agreement. Cornell Capital
Partner's obligation to purchase shares of the Company's common stock under the
St by Equity Distribution Agreement is subject to certain conditions, including having a registration statement covering shares of common stock sold under the St by Equity Distribution Agreement being declared effective by the
Securities   Exchange Commission,   is limited to $250,000 per weekly
advance.

On April 1, 2005, the Company executed a Promissory Note in favor of Montgomery
Equity Partners, Ltd. in the principal amount of $820,000. The Note has an annual interest rate equal to 24%. Contemporaneously with the execution of the
Note, the Company   Montgomery entered into a Security Agreement   a Pledge
Agreement. The Company received $375,000 of the principal amount of the Note on
April 1, 2005   will receive the remaining principal balance of $445,000 two
(2) business days prior to a registration statement being filed with the
Securities   Exchange Commission. The Note is secured by all of the Company's assets pursuant to the Security Agreement. In connection with the Note, the
Company issued to Montgomery a warrant to purchase 375,000 shares of its common stock for a period of three (3) years at an exercise price equal to $0.001. The
Company granted registration rights on the shares of common stock underlying the warrant. The Company did pay Yorkville Advisors Management, LLC a commitment fee equal to 10% of the gross proceeds of each of the above-referenced closing traunches. In addition, the Company paid to Yorkville Advisors Management, LLC a non-refundable structuring fee equal to $10,000, which was deducted from the proceeds from the first closing traunches. Pursuant to the terms of the Note, the Company had previously paid Yorkville Advisors Management, LLC a non-refundable due diligence fee equal to $2,500.

During the next 12 months we anticipate that we will finance our operations primarily through revenues from sales of our products. We anticipate that we will be required to seek additional funds through sales of our securities
or from related party loans.  The only third party financing commitment the Company has is with Cornell Capital   the SEDA
financing instrument described herein. If we need money for our operations but we are not successful in generating sufficient revenues, raising money through the sale of our securities or borrowing money, we may be required to significantly curtail, or to cease our operations.

We are attempting to increase revenues by continuing to acquire new titles   by looking for niche markets for our products while
contemporaneously reducing our per unit costs.  We have redesigned our cassette packaging,   are in the process of redesigning our
CD packaging, to cut production costs   increase marketability.  We have changed our marketing strategy   are currently selling
our audio books directly to the truck stops   using direct mail to the truck drivers.  We have reduced our cost of duplication by performing the function in house.

                                                                   4

                        ITEM 3. Controls   Procedures

The Company carried out an evaluation, under the supervision   with the
participation of the Company's management, including the Company's President
Chief Executive Officer   the Company's Chief Financial Officer of the
effectiveness of the design   operation of the Company's disclosure controls
  procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting
personnel. Based on that evaluation, the President   Chief Executive Officer
  the Chief Financial Officer concluded that the Company's disclosure controls procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities
Exchange Act of 1934 is recorded, processed, summarized   reported within the
time periods specified in the Securities   Exchange Commission's rules
forms.

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
During the 4th quarter of 2004, our Minnesota counsel resolved the previously reported litigation brought by Challenge Printing, as vendor to the former subsidiary known as Corporate Media Group, Inc. (CMG). The matter was resolved by
mediation,   a negotiated settlement.  As part of the resolution, the plaintiff
returned to us 86,517 pre-split shares of our common stock   we agreed to pay
Challenge $15,000.  As of April 1, 2005 we paid all amounts due   this matter is closed.

On July 9, 2004, a complaint was filed against us by ABF Freight System, Inc. in the Second Judicial District Court of New Mexico.  The complaint sought payment in the amount of $10,537.07 for services rendered to the Company.  During the 4th quarter of 2004, our New Mexico counsel resolved the previously reported litigation brought by ABF Trucking for collection of a disputed vendor account.  The matter
was resolved by negotiated settlement amount   stipulated payment to occur over
a six month period in the amount of $1,500 per month.  As of April 1, 2005 we paid
all amounts due   this matter is closed.

During the 3rd   4th quarters of 2004, on appeal to the Federal District Court for the Eastern District, State of Tennessee, we secured a reversal of a decision
made by the Bankruptcy Court in the CMG bankruptcy   related adversarial proceedings
brought by Richard   Susan Dur .  This order set aside the Bankruptcy Court's
finding of a default against us.  We filed an answer to the Complaint   we have
filed a counterclaim against both Richard Duran   Susan Dur  for breach of
contract   fraud.  We are also asking the Federal District Court to either dismiss the proceeding filed there, or in the alternative to abstain from the matter, based upon the fact that in 2002 we filed an action in the District Court of Bernalillo
County, New Mexico against Richard Dur    Susan Dur  for breach of contract
fraud, which claims are identical to the claims subsequently brought in the Tennessee federal court. The parties have tentatively reached a final agreement for the dismissal of all actions referenced, with final documentation
of the settlement   Court Orders of dismissal anticipated during the 3rd quarter of 2005.

During 2004, New Mexico counsel resolved   otherwise paid the previously reported,
Metropolitan Court (Small Claims Court), Bernalillo County, New Mexico matters
against vendors/suppliers: Rex Burns (royalty dispute),   Left Field Designs
(graphics services dispute).  Plaintiffs Burns   Left Field sought payment of
alleged vendor account balances. These matters were h led in Metropolitan Court for disputes on matters involving less than $10,000.

During 2004, New Mexico counsel continues in the normal course of business
Court scheduling to h le the District Court, Bernalillo County, New Mexico
disputed matter previously disclosed, known as WBX (raw materials dispute). Americana has filed its Counter Claim for damages. The matter awaits the Court's scheduling process.

During 2004, New Mexico counsel continues in the normal course of business   Court
scheduling to h le the Metropolitan Court (Small Claims Court), Bernalillo County,
New Mexico disputed matter known as Duel Jamieson (voice talent dispute).  We settled this matter by paying $350 to Mr. Jamieson.

Our New Mexico counsel will h le a dem ed account from Dem  Printing
(print materials dispute). We terminated this vendor account in November 2004 for
non-performance   intend to seek recovery for compensatory   consequential
damages incurred.  Currently, neither party has initiated litigation for recovery of accounts or damages. Dem  Printing's claim for unpaid account balance is for less than $10,000.

On December 14, 2004 the law firm of Hagerty, Johnson, Albrightson   Beitz, P.A.
filed a claim against us in the Conciliation Court of Hennepin County, Minnesota.
The plaintiff sought $6,597 for unpaid legal fees. We settled the action in February
2005 by paying the plaintiff $6,597 during March, 2005.

On January 20, 2005, a proceeding was initiated before the American Arbitration
Association by Tew Cardenas LLP in behalf of the claimant, TheSubway.com, Inc.
The arbitration Claimant is seeking $42,009 in performance fees allegedly owed by
us. We are vigorously contesting the claim. Preliminary hearings have been held by telephone conference on or about March 24, 2005. The American Arbitration
Association has set August 18, 2005 for a further conference call for scheduling a date for a full hearing on the matter.

Other than these reported actions   resolutions, we know of no pending nor
threatened litigation as of the end of the 2nd quarter of 2005.

Item 2. Changes in Securities

We have sold or issued the following securities not registered under the
Securities Act by reason of the exemption afforded under Rule 506 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act of
1933.

     On April 21, 2005 we issued 650 shares of restricted common stock, at a value of $0.01 per share to Jill Gaines-Fuller in  consideration  for services rendered to the Company. We issued these securities in reliance on
     Section 4(2) of the Securities Act of 1933.  There was no form of general
     solicitation or general  advertising  undertaken    the  acquirer  is an
     insider, a status that  affords her  effective  access to the  information registration would otherwise provide.

     On April 21, 2005 we issued 18,564 shares of restricted common stock, at a value of $0.01 per share to George Lovato,  Jr. in  consideration  for services rendered to the Company. We issued these securities in reliance on
     Section 4(2) of the Securities  Act of 1933.  There was no form of general
     solicitation or general  advertising  undertaken    the  acquirer  is an
     insider, a status that  affords him  effective  access to the  information registration would otherwise provide.

     On April 21, 2005 we issued 18,562 shares of restricted common stock, at a value of $0.01 per share to Don White in  consideration  for services rendered to the Company. We issued these securities in reliance on
     Section 4(2) of the Securities Act of 1933.  There was no form of general
     solicitation or general  advertising  undertaken    the  acquirer  is an
     insider, a status that  affords him  effective  access to the  information registration would otherwise provide.

     On April 21, 2005 we issued 18,562 shares of restricted common stock, at a value of $0.01 per share to David Polling in  consideration  for services rendered to the Company. We issued these securities in reliance on
     Section 4(2) of the Securities Act of 1933.  There was no form of general
     solicitation or general  advertising  undertaken    the  acquirer  is an
     insider, a status that  affords him  effective  access to the  information registration would otherwise provide.

     On April 21, 2005 we issued 18,562 shares of restricted common stock, at a value of $0.01 per share to Jay Simon in  consideration  for services rendered to the Company. We issued these securities in reliance on
     Section 4(2) of the Securities Act of 1933.  There was no form of general
     solicitation or general  advertising  undertaken    the  acquirer  is an
     insider, a status that affords him  effective  access to the  information registration would otherwise provide.

     On April 25, 2005 we issued 2,600,000 shares of restricted common stock, at a  value  of  $0.03  per  share  to  Advantage  Capital  Development  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 500,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  David Welner  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Alexly Resources LLC  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Sinai North Co. in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,000,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Dennis Mancino  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 400,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Jesse Dobrinsky  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Triple Crown Consulting  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Triple Crown Consulting  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  David Hay  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Shazam Stocks  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  All Penny Stocks  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,500,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Chris Knapp  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Financial News USA  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Ed Meyer, Jr. in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Robert Pozner in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,000,000 shares of restricted common stock, at a  value  of  $0.01  per  share  to  Eric Jacobson in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

Item 3. Defaults upon Senior Securities

Currently, the Montgomery Equity Partners note is in default due to the non payment in full of the July and August interest payments.

Item 5. Other Information
NONE

Item 6. Exhibits   Reports on Form 8-K

        (a) Exhibits

            3.1(i)      Articles of Incorporation (1)

          3.2(ii)     Bylaws (1)

             10.1 - Security  Agreement   Power of Attorney to Langsam Borenstein
               Partnership, by Americana Publishing, Inc. (2)
          10.2 - Agreement with Karim  Amiryani,  Douglas W. Jordan,  Douglas W.
               Jordan  Defined  Benefit  Pension  Plan,  Norman  Ross,  Tel  Pro
               Marketing, Stranco Investment   Vestcom for the purchase of 12%
               Convertible Debentures. (2)
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
          10.14- Lease between  Corporate Media Group,  Inc.   Rick   Susan Dur  for
               premises located at 142 Lupton Lane, Clevel ,  Tennessee. (2)
          10.15- Employment  Agreement  between Americana  Publishing,  Inc.
               George Lovato, Jr., dated January 1, 1999. (1)
          10.16- Employment  Agreement  between Americana  Publishing,  Inc.
               Don White, dated November 1, 1999. (3)
          10.17-  Americana  Publishing,  Inc.  2000 Stock Purchase    Option
               Plan. (4)
          10.18-  Americana   Publishing,   Inc.  2003  Equity  Incentive  Plan. (5)
          10.19- Corporate Finance  Consulting  Agreement between the registrant
                 B. H.  Capital  Ltd. (1)
          10.20-  Form  of  12%  Senior  Secured  Convertible  Debenture. (2)
          10.21- Form of Class A  Warrant  issued to BG  Holdings,  LLC   Gulf
               Coast Advisors, Ltd. (2)
          10.22- Form of Class B  Warrant  issued to BG  Holdings,  LLC   Gulf
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
          10.28 - Equipment lease between Americana Publishing, Inc.   B.H.
                  Capital Limited, LLC. (6)

            31.1        Certification of Chairman of Board
                        Chief Executive Officer pursuant to Section 302.

            31.2        Certification of Vice President   Chief
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

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended
        June 30, 2005.

                                   SIGNATURES

     In accordance with the requirements of the Securities  Exchange Act of 1934 the  registrant  has duly  caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     Americana Publishing, Inc.

                                        By:  /s/ George Lovato, Jr.
                                           ------------------------
Date:  August 17, 2005                        George Lovato, Jr., Chief Executive Officer/Chairman

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
                                             Don White, Chief Financial
                                             Officer

                                                                    Exhibit 31.1
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13a-14   15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, George Lovato, Jr., President   Chief Executive Officer of Americana
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

Based on my knowledge, the financial statements,   other financial information
included in the report,  fairly  present in all material  respects the financial
condition, results of operations    cash flows of the Company as of,   for,
the periods presented in the report.

     The  Company's  other  certifying   officers     I  are  responsible  for
establishing   maintaining  disclosure  controls   procedures (as defined in
Exchange Act Rules 13a-14   15d-14) for the Company   have:

          (a) designed such disclosure  controls   procedures,  or caused such
     disclosure controls   procedures to be designed under my supervision,  to
     ensure that  material  information  relating to the Company,  32including its consolidated subsidiaries,  is made  known to me by  others  within  those entities,  particularly  during the period in which the periodic  report is being prepared;

          (b) evaluated the effectiveness of the Company's  disclosure  controls
       procedures    presented  in this report our  conclusions  about the
     effectiveness of the disclosure  controls   procedures,  as of the end of
     the period covered by this quarterly report based on such evaluation;

          (c)  disclosed in this  quarterly  report any change in the Company's
     internal control  over  financial   reporting  that  occurred  during  the
     Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting;

     The Company's other certifying officers   I have disclosed, based on our
most recent  evaluation of internal control over financial reporting,  to the
Company's auditors   to the audit committee of the board of directors  (or
persons fulfilling the equivalent function):

          (i)  all significant deficiencies  in the  design  or  operation  of internal control over financial  reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize report financial information;

          (ii) any fraud,  whether or not material,  that involves management or other employees  who have a  significant  role in the  Company's  internal control over financial reporting.

Dated:  August  17, 2005

                                                       /s/ George Lovato, Jr.
                                                        George Lovato, Jr.
                                                        President   Chief Executive Officer

                                                                    Exhibit 31.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO RULES 13a-14   15d-14
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

Based on my knowledge, the financial statements,   other financial information
included in the report,  fairly  present in all material  respects the financial
condition, results of operations    cash flows of the Company as of,   for,
the periods presented in the report.

     The  Company's  other  certifying   officers     I  are  responsible  for
establishing   maintaining  disclosure  controls   procedures (as defined in
Exchange Act Rules 13a-14   15d-14) for the Company   have:

          (a) designed such disclosure  controls   procedures,  or caused such
     disclosure controls   procedures to be designed under my supervision,  to
     ensure that  material  information  relating to the Company, including its consolidated subsidiaries,  is made  known to me by  others  within  those entities, particularly  during the period in which the periodic  report is being prepared;

          (b) evaluated the effectiveness of the Company's  disclosure  controls
       procedures    presented  in this report our  conclusions  about the
     effectiveness of the disclosure  controls   procedures,  as of the end of
     the period covered by this quarterly report based on such evaluation;

          (c)  disclosed in this  quarterly  report any change in the  Company's
     internal control  over  financial   reporting  that  occurred  during  the
     Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting;

     The Company's other certifying officers   I have disclosed, based on our
most recent  evaluation of internal  control over  financial  reporting,  to the
Company's auditors   to the audit committee of the board of directors  (or
persons fulfilling the equivalent function):

          (i)  all significant  deficiencies  in the  design  or  operation  of internal control over financial  reporting which are reasonably  likely to adversely affect the Company's  ability to record,  process,  summarize report financial information;

          (ii) any fraud,  whether or not material,  that involves management or other employees  who have a  significant  role in the  Company's  internal control over financial reporting.

Dated:  August 17, 2005

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
                           PURSUANT TO 18 USC  sect; 1350

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a)
(b) of Section  1350,  Chapter 63 of Title 18,  United  States Code) each of the undersigned officers of Americana  Publishing,  Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The quarterly report on Form 10-QSB for the quarter ended March 31, 2003 of the
Company fully complies with the requirements  of section 13(a) or 15(d) of the
Securities Exchange Act of 1934   the information contained in the Form 10-QSB
fairly presents, in all material respects, the financial condition   results
of operations of the Company.

Dated:  August 17, 2005

/s/George Lovato,Jr
George Lovato, Jr.
President   Chief Executive Officer

Dated:  August 17, 2005

/s/Don White
Don White,

Chief Financial Officer