Form 10KSB/A
period 2004-12-31
AMERICANA PUBLISHING INC
filed 2005-09-21
CIK 1081751

                        SECURITIES & EXCHANGE COMMISSION
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

Coreflix

During the third quarter of the 2004 fiscal year, we acquired the operations and assets of Action Media Group, LLC (doing business as Coreflix) in consideration of 6,000,000 of our pre-split common shares..  Coreflix rents action sports DVDs from its website. The acquisition of these assets will diversify our product offerings and, we believe, expand our customer base.  During the quarter ended
September 30, 2004, we retained the services of Mr. Ben Padnos to assist our employees with integrating the Coreflix operations.  Mr. Padnos continues to render these services to us.

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

                                                        AMERICANA PUBLISHING, INC.

Date: September  , 2005
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

Name                              Title                             Date

/s/George Lovato, Jr.
George Lovato, Jr.                Chairman, Chief Executive         September  , 2005
                                  Officer and President

/s/Don White
Don White                         Chief Financial Officer,          September  , 2005
                                  Director

/s/Dr. David Poling
Dr. David Poling                  Director                          September  , 2005

/s/Jay Simon
Jay Simon                         Director                          September  , 2005

/s/Jerome Ruther
Jerome Ruther                     Director                          September  , 2005

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

Dated  September  , 2005

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

Dated  September  , 2005

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

Dated  September  , 2005

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

Dated  September  , 2005

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
                                                            =============

   The Accompanying Notes are an Integrated Part of these Financial Statements

                                                      AMERICANA PUBLISHING, INC.
                                                       STATEMENTS OF OPERATIONS
                                                   For the Years Ended December 31,

2004     2003

Revenues                                               $ 1,229,978             $1,227,512

Cost of goods sold                                         503,647                484,822
                                                         ----------            ----------
Gross profit                                               726,331                792,690

Operating expenses
     Depreciation and amortization                         153,662                111,484
     Selling, general, and administrative (including stock-
         based compensation of $2,344,587 and $2,464,167) 3,524,078             3,162,960
                                                         ----------             ---------
         Total operating expenses                         3,677,740             3,274,444
                                                         ----------            ----------
Loss from operations                                     (2,951,409)          (2,481,754)

Other income (expense)
     Miscellaneous Income                                     3,536                10,393
     Miscellaneous Expense                                  (38,831)             (49,611)
                                                          ----------           ----------
         Total other income (expense)                       (35,295)             (39,218)

Loss before extraordinary gain                           (2,986,704)          (2,520,972)

Extraordinary Item
  Discharge of Bankruptcy - CMG                            2,166,803                   -
                                                          ----------          ----------
Net loss                                                    (819,901)        $(2,520,972)

Basic and diluted loss per share
     From continuing operations                               (0.12)              (1.61)
     From discontinued operations                                  -                   -
                                                          ----------          ----------
         Total                                                (0.12)              (1.61)
                                                          ==========          ==========
Basic and diluted weighted-average shares outstanding      6,398,984           1,562,640
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
                       (430,244)

                                                      AMERICANA PUBLISHING, INC.
                                                       STATEMENTS OF CASH FLOWS
                                                   For the Years Ended December 31,

                                                                                           2004                   2003
Cash flows from operating activities
Net loss from continuing operations              $(2,951,409)         $ (2,520,972)
Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                 153,662               111,484
       Allowance for doubtful accounts               178,541                     -
       Issuance of common stock to outside consultants
         in exchange for services rendered         1,374,260             1,912,697
       Issuance of common stock to employees and
         members of the Board of Directors in exchange
         for services rendered                       966,500               551,500
       Accounts receivable (Increase) Decrease       (57,799)               80,877
       Inventory (Increase) Decrease                  33,154               (14,094)
       Prepaid and other current assets (Increase) Decrease(32,240)          2,791
       Factor payable Increase (Decrease)             42,413                42,413
       Accounts payable Increase (Decrease)           10,756                (4,021)
       Accrued expenses Increase (Decrease)          228,914                33,757
                                                 -----------             ----------
Net cash used in operating activities                (53,248)              196,432

Cash flows from investing activities
   Purchase of property and equipment               (318,098)             (206,586)
                                                  -----------            ----------
Net cash provided by (used in) investing activities (318,098)             (156,586)

Cash flows from financing activities
   Proceeds of notes payable                       257,311       $        (9,056)
   Proceeds from sale of common stock               84,601                     -
                                                ----------               --------
Net cash provided by financing activities          341,912                (9,056)
                                                ----------               --------
Net decrease in cash and cash equivalents          (29,434)               30,790

Cash and cash equivalents, beginning of year        30,790                     -

Cash and cash equivalents, end of year               1,356       $        30,790

Supplemental disclosures of cash flow information

   Interest Accrued - continuing operations         12,865       $             -

   Income taxes paid                                     -       $             -

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

            In regards to the above fees, during 2004 the Company paid the chairman $15,000 towards the $3,000/monthly fee.  No success fees for financing were paid during 2004.

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
Americana Publishing, Inc. acquired the DVD rental library and web site for shares which adjusted after the 40-1 reverse split equal
138,000 shares
of Americana Publishing, Inc. restricted common stock, with a market price of 2cents/share for a total value of $120,000.  This value was assigned to the DVD rental library and is being depreciated over seven years.

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