Form 10QSB/A
period 2005-03-31
AMERICANA PUBLISHING INC
filed 2005-09-21
CIK 1081751

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                                Amendment No. 4
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

Note 8.  Issuance of Restricted Stock

1,478,940 shares were issued to Cornell Capital in the first quarter of 2005.  These shares were charged to compensation/consulting expense @ .03 cents/share
(the market value) for $44,368 with an offset to common stock and paid in capital.

500,000 shares were issued to Newbridge Securities in the first quarter of 2005.  These shares were charged to compensation/consulting expense @ .03
cents/share (the market value) for $15,000 with an offset to common stock and paid in capital.

Note 9.  Audio Production Cost

The company's audio book publishing process involves a process whereby a series of value added activities are undertaken.  These activities include condensing the manuscript in order to meet the time limit of recording on a tape or CD format.  Additionally abridging the written work in order to maintain reader interest.  Finally recording a master recording in order to be able to reproduce the final product with high quality sound in large volume.  The process on a single book requires up to one hundred man hours in order to produce the final product.  From this point quality control activities will require an additional twenty five hours.  The final product continues to produce revenue not only from the initial release but in coming years.  Books produced in the year 2000 are still being sold by the company today.  The company has recently re-released in the form of a "Collectors Series" over two hundred and forty titles at the rate of ten titles per month over the next two years.  Management believes that the expected shelf life of the titles it currently owns rights to is approximately ten years.  At the time the title either reaches that age or the title ceases to sell that at any time it is evaluated on the basis of being impaired.

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

Selling,  general and administrative costs increased by $31,760, to $257,203 for the quarter  ended March 31, 2005 as compared to $225,443 for the quarter  ended
March 31, 2004, a 14% increase. General and administrative expenses consist primarily of recruitment expenses, professional fees and other corporate expenses, including business development. These expenses increased due to increased professional fees, accounting fees and carrying cost of accounts receivable. Compensation and consulting expense decreased by $1,314,021, to
$257,203 for the quarter ended March 31, 2005 as compared to $1,536,579 for the quarter ended March 31, 2004, a decrease of 547%. Compensation and consulting expenses reflect the cost of issuing stock to employees and consultants for services. This expense was significantly reduced during the first quarter 2005, primarily due to the lower price of the common stock we issued.

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

                                                     Americana Publishing, Inc.

                                        By:  /s/ George Lovato, Jr.
                                           ------------------------
Date:  September 21, 2005                        George Lovato, Jr., Chief Executive Officer/Chairman

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

Dated:  September 21, 2005

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

Dated:  September 21, 2005

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

Dated:  September 21, 2005

/s/George Lovato,Jr
George Lovato, Jr.
President and Chief Executive Officer

Dated:  September 21, 2005

/s/Don White
Don White,
Chief Financial Officer