Form 10QSB/A
period 2005-06-30
AMERICANA PUBLISHING INC
filed 2005-09-21
CIK 1081751

                     U.S. SECURITIES  amp; EXCHANGE COMMISSION
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2005, there were 258,687,674 shares of common stock outstanding.

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
ASSETS                                                        (Restated)

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

Shareholder's deficit
    Preferred stock, no par
      20,000,000 shares authorized
      0(unaudited) no shares issued
        outst ing                                     -                     -
    Common stock, $0.001 par value
      500,000,000 shares authorized                     -                     -
      243,192,410(unaudited)   18,648,896
      shares issued   outst ing for
      June 30,2005   December 31,2004,
      respectively                                243,192                18,648
    Additional paid-in capital                 16,192,824            15,757,699
    Accumulated deficit                       (17,470,642)          (16,206,592)
                                              -------------        -------------
        Total shareholder's deficit            (1,034,626)             (430,245)
                                              -------------        -------------

TOTAL LIABILITIES   STOCKHOLDER'S EQUITY   $      848,197           $   816,264
                                            ==============         =============

                 See Accompanying Notes to Financial Statements.

                                      F-1

                           Americana Publishing, Inc.
                            Statements of Operations
                                 For the Period

                                       FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                           ENDED JUNE 30             ENDED JUNE 30
                                       2005            2004          2005         2004
                                   (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
           (Restated)                                (Restated)
                                   ----------      ----------    ----------   ----------
Revenue                               306,041         650,326        78,014     351,253

Cost of Goods Sold                     32,922         305,051       (15,489)    115,505
                                   ----------      ----------     ---------    ---------
  Gross Profit                        273,119         345,275        93,503     235,748

Operating expenses
   Compensation/Consulting expense    298,307       1,980,741        75,749     444,162
   Selling, general
     administration                 1,101,753         510,997   851,550     285,558
   Depreciation   amortization         80,060          68,944        38,652      35,015
                                    ---------         -------    -----------  ---------
  Total operating expenses                  1,480,120       2,560,682    965,951     764,735

Loss from operations            (1,207,001)     (2,215,407)     (872,448)    (528,987)

Other Income (Expense)
  Interest Expense                    (54,410)               -      (47,410)          -
  Other Income/Expense                 (2,638)         (17,302)        (767)     (3,100)
                                    -----------        --------    ---------   ----------
     Total other income (expense)     (57,048)         (17,302)      48,177)     (3,100)
                                    -----------        --------    ---------   ----------Loss before extraordinary item
(1,264,049)     (2,232,789)         (920,625)    (532,087)

Extraordinary Item
  (Discharge of Bankruptcy - CMG)            -        2,166,803           -            -
                                   -----------       ---------   ----------    ---------

Loss after extraordinary item      (1,264,049)        (65,986)    (920,625)    (532,087)
                                   -----------       ---------  -----------    ---------

Net Loss                           (1,264,049)        (65,986)    (920,625)    (532,087)
                                  ============    ============  ===========    =========

Basic   diluted loss per share:
  From before extraordinary item $     (0.06)  $             $    (.003)  $    (0.003)
  After extraordinary item                                   -
                                   -----------      ----------  -----------    ---------
                                 $                $            $         -   $    (0.003)
                                   -----------      ----------  -----------    ---------

Basic   diluted
  weighted-average shares
  outst ing                        19,360,441      201,529,021  236,582,541  168,073,650
                                  ============     =========== ============  ===========

                See Accompanying Notes to Financial Statements.

                                      F-2

                           Americana Publishing, Inc.
                       Condensed Statement of Cash Flows
                                   (Unaudited)

                                             Six Months Ended          Six Months Ended
                                              June 30, 2005              June 30, 2004
(Restated)
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations                 $(1,264,049)           $(2,232,789)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation   amortization                        80,060                 68,944
     Issuance of common stock to board members
         employees for services rendered               138,749                724,500
     Issuance of common stock to consultants
       for services rendered                           159,558              1,256,242
     Provision for allowance for doubtful accounts      67,271                      -
     (Increase) decrease in
       Accounts receivable                              45,050                (50,189)
       Inventory                                       (19,756)                22,652
       Prepaid expenses   other current assets         (32,737)                (3,442)
     Increase (decrease) in
       Account payable                                 (88,691)               (54,044)
       Accrued expenses                                (63,435)              (219,131)
       Factor Payable                                  (59,843)                350,830
       Warrant Expense                                                         128,429
       Debt Restructuring Exp.                         175,000
                                                   ------------             ----------
      Net cash provided/used in operating
        activities                                    (734,394)               136,427
                                                   ------------             ----------
Net Cash Used by Operating Activities

Cash Flows From Investing Activities
   Purchase of property   equipment                    (92,632)               (51,463)
                                                   ------------             ----------

Net cash used in investing activities                  (92,632)               (51,463)
                                                   ------------             ----------

Cash flows from financing activities
  Proceeds from notes payable                          838,944                    -
  Payments on notes payable                                  -                (15,500)
  Proceeds from the sale of warrants                         -                172,600
                                                   ------------             ----------

Net cash provided/used by financing
   activities                                          838,944                157,100

Net increase in cash   cash equivalents                 11,918                 30,790

Cash   cash equivalents, beginning of period             1,356                 30,790
                                                  ------------              ----------

Cash   cash equivalents, end of period                  13,274            $         -
                                                  ============              ==========

Supplemental disclosures of cash flow information

  Interest paid                                    $    15,000            $         -
                                                  ============              ==========

  Income taxes paid                                $        -               $       -

                See Accompanying Notes to Financial Statements.

                                      F-3

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been  prepared on a going  concern
basis, which  contemplates  the  realization  of assets   the  satisfaction of
liabilities in the  normal  course  of  business.  As shown in the financial
statements,  during the year ended  December 31, 2004   the six months ended
June 30, 2005, the Company incurred operating losses of $819,900 and $1,207,001 respectively.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

                                                        F-4

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
Agreement. The Company received $375,000 of the principal amount of the Note on
April 1, 2005 and did receive the remaining principal balance of $445,000 on May 18, 2005. The Note is secured by all of the
Company's assets pursuant to the Security Agreement. In connection with the Note, the Company issued to Montgomery a warrant to purchase 375,000 shares of its common stock for a period of three (3) years at an exercise price equal to $0.001. The Company granted registration rights on the shares of common stock underlying the warrant. The Company did pay Yorkville Advisors Management, LLC a
commitment
fee equal to 10% of the gross proceeds of each of the above-referenced closing traunch. In addition, the Company paid to Yorkville Advisors Management, LLC a non-refundable structuring fee equal to $10,000, which was deducted from the proceeds from the first closing traunch. Pursuant to the terms of the Note, the Company had previously paid Yorkville Advisors Management, LLC a non-refundable due diligence fee equal to $2,500.

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

Note 9.  Stock Issuances

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

Note 10.  Stock Issuances

        In January 3, 2005, 500,000 shares were issued to Ben Padnos at .03 cents/share, for consulting. We  relied on  section  4(2)
        of the Securities Act of 1933 to issue the securities in as much as the common stock was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.  The stock was valued at market price and charged to compensation/consulting expense.

        On January 11, 2005, 739,674 shares were issued to Ben Padnos at .03 cents/share, for consulting. We  relied on  section  4(2)
        of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor. The stock was valued at market price and charged to compensation/consulting expense.

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
     and the acquirer was an accredited investor.  The stock was valued at a pre-
     determined conversion value and reduced notes payable.

     On February 21, 2005 we issued 500,000  shares of restricted  common stock, at a value of $0.03 per share to John Wagner in consideration  for services rendered to the Company. We relied on section 4(2) of the Securities Act of
     1933 to issue the  securities  inasmuch  as the  common  stock  was  issued without any form of general  solicitation  or general  advertising  and the acquirer was an accredited investor.  The stock was valued at market price and charged to compensation/consulting expense.

     On February 8, 2005 we issued 1,800,000 shares of restricted  common stock, at a value of $0.03 per share to George  Lovato,  Jr.,  David  Poling,  Don
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
        otherwise provide. The stock was valued at market price and charged to compensation/consulting expense.

     On March 9, 2005 we issued  187,000,000  shares of restricted common stock, at a value of $0.001 per share to  Montgomery  Equity in  consideration  for collateral  on a note to the  Company.  We  relied on  section  4(2) of the
     Securities  Act of 1933 and Regulation D thereunder to issue the securities inasmuch  as the  common  stock  was  issued  without  any form of  general solicitation  or general  advertising  and the acquirer  was an  accredited investor.  The stock was valued at par value and credited to common stock with an offset to paid in capital.

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
        investor. The stock was valued at market price and charged to compensation/consulting expense.

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
        investor. The stock was valued at market price and charged to compensation/consulting expense.

     On March 17, 2005 we issued 2,800,000  shares of restricted  common stock , at a value of $0.03 per share to George Lovato,  Jr. in  consideration  for services rendered to the Company. We issued these securities in reliance on
     Section 4(2) of the  Securities  Act of 1933.  There was no form of general solicitation  or general  advertising  undertaken  and the  acquirer  is an insider,  a status that  affords him  effective  access to the  information registration would otherwise provide. The stock was valued at market price and charged to compensation/consulting expense.

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
     otherwise provide. The stock was valued at a predetermined conversion value and when issued, used to reduce notes payable.

         On April 21, 2005, 74,900 shares were issued to Jill Gaines-Fuller, George Lovato Jr., Don White, David Poling and Jay Simon
        at .01 cents/share in consideration for services rendered to the Company. We relied on section 4(2) of the Securities Act of
        1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor. The stock was valued at market price and charged to compensation/consulting expense.

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
The terms of the conversion were negotiated directly with the investor. The following shares make up the 25,000,000 shares issued to the Advantage Fund for a $75,000 note conversion.
The stock was issued at a negotiated price below market.  Part of the issuance of stock was charged to debt restructuring expense and part to note reduction.

         On April 25, 2005 we issued 2,600,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Advantage  Capital  Development  in consideration for a note  conversion.  We relied on section 4(2) of the
         Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 500,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  David Welner  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Alexly Resources LLC  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Sinai North Co. in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Dennis Mancino  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 400,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Jesse Dobrinsky  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Triple Crown Consulting  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Triple Crown Consulting  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  David Hay  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Shazam Stocks  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  All Penny Stocks  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,500,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Chris Knapp  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Financial News USA  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Ed Meyer, Jr. in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Robert Pozner in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Eric Jacobson in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

Note 11- Restatement of Financial Statements

After a review of the June 30, 2005 10QSB it was decided to restate the financial statements to record expense associated with a debt restructuring.  Per SFAS 15 Americana Publishing Inc. recorded $175,000 expense to Debt Restructuring Expense with an offset to Paid in Capital.  This was calculated as follows:

     Advantage received 25,000,000 shares for $75,000 note conversion at .003 cents/share.  At market price of .01 cents/share it would have been $250,000.  The difference was booked to Debt Restructuring expense in the General & Admin. expense section of the statement of operations.

                                            Balance Sheet
                                            June 30, 2005

                                            As previously filed              As Restated

Additional Paid in Capital      16,017,824                     16,192,824
Accumulated Deficit            (17,295,642)                   (17,470,642)

                                    Statement of Operations
                       Six Months Ended June 30, 2005

                                            As previously filed              As Restated

Selling General & Admin. Exp.      926,753                       1,101,753
Total Operating Expense          1,305,120                       1,480,120
Loss from Operations            (1,032,001)                     (1,207,001)
Loss Before Extraordinary Item  (1,089,049)                     (1,264,049)
Loss After Extraordinary Item   (1,089,049)                     (1,264,049)
Net Loss                        (1,089,049)                     (1,264,049)

                                    Statement of Operations
                           Three Months Ended June 30, 2005

                                            As previously filed              As Restated

Selling General & Admin. Exp.         676,550                     851,550
Total Operating Expense               790,951                     965,951
Loss from Operations                    (697,448)                   (872,448)
Loss Before Extraordinary Item       (745,625)                   (920,625)
Loss After Extraordinary Item        (745,625)                   (920,625)
Net Loss                             (745,625)                   (920,625)

                                    Statement of Cash Flow
                           Six Months Ended June 30, 2005

                                            As previously filed              As Restated

Net loss from continuing
  Operations                    (1,089,049)                    (1,264,049)

Debt Restructuring Exp.             -0-                           175,000

The additional expense of $175,000 for debt restructuring increased the loss per share from (.056) cents to (.065) cents per share, for the six months ended June 30, 2005 a decrease of (.009) cents per share.  The additional expense of $175,000 for debt restructuring increased the loss per share from (.003) cents per share to (.0039) cents per share for the three months ended June 30,
2005 or a decrease of (.0009) cents per share.

                                      F-5

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
The terms of the conversion were negotiated directly with the investor.  In addition $175,000 was charged to debt restructuring expense and is a correction to the previously issued second quarter financial statements.  Debt restructuring expense resulted from the difference in market price versus the negotiated price per share for the note conversion, with the market price of .01 cents per share versus the conversion price of .003 cents a share.

        In January 3, 2005, 500,000 shares were issued to Ben Padnos at .03 cents/share, for consulting. We  relied on  section  4(2)
        of the Securities Act of 1933 to issue the securities in as much as the common stock was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.  The stock was valued at market price and charged to compensation/consulting expense.

        On January 11, 2005, 739,674 shares were issued to Ben Padnos at .03 cents/share, for consulting. We  relied on  section  4(2)
        of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor. The stock was valued at market price and charged to compensation/consulting expense.

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
     and the acquirer was an accredited investor.  The stock was valued at a pre-
     determined conversion value and reduced notes payable.

     On February 21, 2005 we issued 500,000  shares of restricted  common stock, at a value of $0.03 per share to John Wagner in consideration  for services rendered to the Company. We relied on section 4(2) of the Securities Act of
     1933 to issue the  securities  inasmuch  as the  common  stock  was  issued without any form of general  solicitation  or general  advertising  and the acquirer was an accredited investor.  The stock was valued at market price and charged to compensation/consulting expense.

     On February 8, 2005 we issued 1,800,000 shares of restricted  common stock, at a value of $0.03 per share to George  Lovato,  Jr.,  David  Poling,  Don
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
        otherwise provide. The stock was valued at market price and charged to compensation/consulting expense.

     On March 9, 2005 we issued  187,000,000  shares of restricted common stock, at a value of $0.001 per share to  Montgomery  Equity in  consideration  for collateral  on a note to the  Company.  We  relied on  section  4(2) of the
     Securities  Act of 1933 and Regulation D thereunder to issue the securities inasmuch  as the  common  stock  was  issued  without  any form of  general solicitation  or general  advertising  and the acquirer  was an  accredited investor.  The stock was valued at par value and credited to common stock with an offset to paid in capital.

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
        investor. The stock was valued at market price and charged to compensation/consulting expense.

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
        investor. The stock was valued at market price and charged to compensation/consulting expense.

     On March 17, 2005 we issued 2,800,000  shares of restricted  common stock , at a value of $0.03 per share to George Lovato,  Jr. in  consideration  for services rendered to the Company. We issued these securities in reliance on
     Section 4(2) of the  Securities  Act of 1933.  There was no form of general solicitation  or general  advertising  undertaken  and the  acquirer  is an insider,  a status that  affords him  effective  access to the  information registration would otherwise provide. The stock was valued at market price and charged to compensation/consulting expense.

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
     otherwise provide. The stock was valued at a predetermined conversion value and when issued, used to reduce notes payable.

         On April 21, 2005, 74,900 shares were issued to Jill Gaines-Fuller, George Lovato Jr., Don White, David Poling and Jay Simon
        at .01 cents/share in consideration for services rendered to the Company. We relied on section 4(2) of the Securities Act of
        1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor. The stock was valued at market price and charged to compensation/consulting expense.

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
The terms of the conversion were negotiated directly with the investor. The following shares make up the 25,000,000 shares issued to the Advantage Fund for a $75,000 note conversion.
The stock was issued at a negotiated price below market.  Part of the issuance of stock was charged to debt restructuring expense and part to note reduction.

         On April 25, 2005 we issued 2,600,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Advantage  Capital  Development  in consideration for a note  conversion.  We relied on section 4(2) of the
         Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 500,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  David Welner  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Alexly Resources LLC  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Sinai North Co. in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Dennis Mancino  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 400,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Jesse Dobrinsky  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Triple Crown Consulting  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Triple Crown Consulting  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  David Hay  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Shazam Stocks  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  All Penny Stocks  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,500,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Chris Knapp  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Financial News USA  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Ed Meyer, Jr. in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Robert Pozner in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Eric Jacobson in
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

Compensation   consulting expense   selling general   administration expense increased
$197,579 or 27% from $729,720 for the quarter ending June 30, 2004 to $927,299 for the quarter ending June 30, 2005.  We attempt to
conserve cash by issuing stock to employees   consultants for services rendered to us.  The increase in expenses of $197,579 is due primarily to the $175,000 of debt restructuring expense associated with restructuring of the Advantage One note.

Our loss from operations was $872,448 for the quarter ended June 30, 2005 as compared to a loss from operations of $528,987 for the quarter ended June 30,
2004, an increase of $343,461 or 65%. The increase in loss from operations was due to our decrease in revenues the professional fees associated with the $820,000 loan.
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

Our loss from operations decreased $1,008,406 from ($2,215,407) for the six months ended June 30, 2004 to ($1,207,001) for the six months ended June 30, 2005 or 46%.  Even though our revenue was down this fact was offset by the large reduction in compensation consulting expense, thereby, reducing the net operating loss.

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

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which
contemplates the realization of assets   the satisfaction of liabilities in
the normal course of business. During the year ended December 31, 2004   the
six months ended June 30, 2005, we incurred net operating losses of $819,900 and
$1,207,001, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Relief from continuing losses must come from combining increased sales revenue, with the reduction of costs of production efficiency
in production. We will continue to more closely monitor our product inventory size,   maintain reduced levels of inventory through,
when necessary, the marketing of inventory-reduction-sales. During these sales opportunities, primary distributors customers can realize increased savings through bulk purchase of inventory. These sales will likewise, periodically improve sales revenue. The opportunity for inventory reduction sales can in part be promoted at times new titles have been licensed placed into production, thus supporting a fresh inventory of products for distribution sales.

To improve net margins, it will be necessary for the Company to improve its efficiencies in production. Management believes that this can best be achieved by continuing to upgrade the duplication technology utilized in its production facility. Management believes that the improved production efficiencies will outweigh the costs of technology upgrades. The Company continues to allocate in its quarterly budgets modest capital expenditures
specifically for technology equipment improvements. With each improvement in technology   equipment, management believes that the
Company is able to reduce the per unit labor costs for its products. The savings in labor are intended to either be reallocated for
the development of new products or eliminated as excess labor   overhead. An ancillary benefit for improved technology   equipment,
as well as possible allocation of labor savings to new product production, is that marketing   sales can be provided newer expanded
product lines for presentation to distributors customers.

There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY   CAPITAL RESOURCES

At June 30, 2005 we had cash or cash equivalents of $13,274 on hand, as compared to $0 cash or cash equivalents at December 31, 2004. Our primary source of cash during the six month period ended June 30, 2005 consisted of revenues from sales of our products a loan of $820,000.

Net cash used in operating activities was $(734,394)for the quarter ended June 30,
2005 as compared to net cash used by operating activities of $136,427 for the quarter ended June 30, 2004.

Net cash used by investing activities was $92,632 during the six months ended
June 30, 2005 as compared to $51,463 net cash used by investing activities during the six months  ended June 30, 2004. The funds were used for the purchase
of audio masters requiring expenditures for studio time   voice talent.

Net cash provided by financing activities during the six months ended June 30,
2005 was $838,944 as compared to net cash provided by financing activities in the amount of $157,100 for the six months ended June 30, 2004.  We obtained a loan of $820,000 plus an additional $39,810 was put in by a director of Americana Publishing,
Inc.

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
Agreement. The Company received $375,000 of the principal amount of the Note on
April 1, 2005 and did receive the remaining principal balance of $445,000 on May 18, 2005. The Note is secured by all of the
Company's assets pursuant to the Security Agreement. In connection with the Note, the Company issued to Montgomery a warrant to purchase 375,000 shares of its common stock for a period of three (3) years at an exercise price equal to $0.001. The Company granted registration rights on the shares of common stock underlying the warrant. The Company did pay Yorkville Advisors Management, LLC a
commitment
fee equal to 10% of the gross proceeds of each of the above-referenced closing traunches. In addition, the Company paid to Yorkville Advisors Management, LLC a non-refundable structuring fee equal to $10,000, which was deducted from the proceeds from the first closing traunches. Pursuant to the terms of the Note, the Company had previously paid Yorkville Advisors Management, LLC a non-refundable due diligence fee equal to $2,500.

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

        In January 3, 2005, 500,000 shares were issued to Ben Padnos at .03 cents/share, for consulting. We  relied on  section  4(2)
        of the Securities Act of 1933 to issue the securities in as much as the common stock was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.  The stock was valued at market price and charged to compensation/consulting expense.

        On January 11, 2005, 739,674 shares were issued to Ben Padnos at .03 cents/share, for consulting. We  relied on  section  4(2)
        of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor. The stock was valued at market price and charged to compensation/consulting expense.

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
     and the acquirer was an accredited investor.  The stock was valued at a pre-
     determined conversion value and reduced notes payable.

     On February 21, 2005 we issued 500,000  shares of restricted  common stock, at a value of $0.03 per share to John Wagner in consideration  for services rendered to the Company. We relied on section 4(2) of the Securities Act of
     1933 to issue the  securities  inasmuch  as the  common  stock  was  issued without any form of general  solicitation  or general  advertising  and the acquirer was an accredited investor.  The stock was valued at market price and charged to compensation/consulting expense.

     On February 8, 2005 we issued 1,800,000 shares of restricted  common stock, at a value of $0.03 per share to George  Lovato,  Jr.,  David  Poling,  Don
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
        otherwise provide. The stock was valued at market price and charged to compensation/consulting expense.

     On March 9, 2005 we issued  187,000,000  shares of restricted common stock, at a value of $0.001 per share to  Montgomery  Equity in  consideration  for collateral  on a note to the  Company.  We  relied on  section  4(2) of the
     Securities  Act of 1933 and Regulation D thereunder to issue the securities in as much  as the  common  stock  was  issued  without  any form of  general solicitation  or general  advertising  and the acquirer  was an  accredited investor.  The stock was valued at par value and credited to common stock with an offset to paid in capital.

     On March 9, 2005 we issued 1,478,940 shares of restricted  common stock, at a value of $0.03 per share to Cornell Capital Partners in consideration for financing to the Company.  We relied on section 4(2) of the  Securities Act of 1933 and  Regulation D promulgated  thereunder  to issue the  securities in as much  as the  common  stock  was  issued  without  any form of  general solicitation  or general  advertising  and the acquirer  was an  accredited investor. The stock was valued at market price and charged to compensation/consulting expense.

     On March 17, 2005 we issued 500,000 shares of restricted  common stock , at a value of $0.03 per share to Newbridge  Securities  in  consideration  for financing to the Company.  We relied on section 4(2) of the  Securities Act of 1933 and  Regulation D promulgated  there under to issue the  securities in as much  as the  common  stock  was  issued  without  any form of  general solicitation  or general  advertising  and the acquirer  was an  accredited investor. The stock was valued at market price and charged to compensation/consulting expense.

     On March 17, 2005 we issued 2,800,000  shares of restricted  common stock , at a value of $0.03 per share to George Lovato,  Jr. in  consideration  for services rendered to the Company. We issued these securities in reliance on
     Section 4(2) of the  Securities  Act of 1933.  There was no form of general solicitation  or general  advertising  undertaken  and the  acquirer  is an insider,  a status that  affords him  effective  access to the  information registration would otherwise provide. The stock was valued at market price and charged to compensation/consulting expense.

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
     otherwise provide. The stock was valued at a predetermined conversion value and when issued, used to reduce notes payable.

         On April 21, 2005, 74,900 shares were issued to Jill Gaines-Fuller, George Lovato Jr., Don White, David Poling and Jay Simon
        at .01 cents/share in consideration for services rendered to the Company. We relied on section 4(2) of the Securities Act of
        1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor. The stock was valued at market price and charged to compensation/consulting expense.

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
The terms of the conversion were negotiated directly with the investor. The following shares make up the 25,000,000 shares issued to the Advantage Fund for a $75,000 note conversion.
The stock was issued at a negotiated price below market.  Part of the issuance of stock was charged to debt restructuring expense and part to note reduction.

         On April 25, 2005 we issued 2,600,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Advantage  Capital  Development  in consideration for a note  conversion.  We relied on section 4(2) of the
         Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 500,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  David Welner  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Alexly Resources LLC  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Sinai North Co. in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Dennis Mancino  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 400,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Jesse Dobrinsky  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Triple Crown Consulting  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 3,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Triple Crown Consulting  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  David Hay  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Shazam Stocks  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  All Penny Stocks  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,500,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Chris Knapp  in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Financial News USA  in consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 750,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Ed Meyer, Jr. in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 2,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Robert Pozner in
     consideration for a note  conversion.  We relied on section 4(2) of the
     Securities Act of 1933 to issue the securities inasmuch as the common stock was issued without any form of general  solicitation or general advertising the acquirer was an accredited investor.

     On April 25, 2005 we issued 1,000,000 shares of restricted common stock, at a  value  of  $0.003  per  share  to  Eric Jacobson in
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
President   Chief Executive Officer

Dated:  September 21, 2005

/s/Don White
Don White,

Chief Financial Officer