Form 10QSB
period 2005-09-30
AMERICANA PUBLISHING INC
filed 2005-11-21
CIK 1081751

U.S. SECURITIES and EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2005


                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
                               ------------            --------------

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

                                  505-265-6121
                           (Issuer's telephone number)

               ---------------------------------------------------
                (Former name, former address, former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 21, 2005 there were 282,018,507 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x].

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Condensed Balance Sheets
                      December 31, 2004 (Audited)
                      September 30, 2005 (Unaudited)                         F-1

                Condensed Statement of Operations for the
                 three months and nine months ended September 30,
                     2005 and 2004                                           F-2

                Condensed Statements of Cash Flows
                      nine months ended September 30, 2005
                      and 2004                                               F-3

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

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

                           Americana Publishing, Inc.
                            Condensed Balance Sheets
                                      As of

                                               September 30,        December 31,
                                                   2005               2004
                                                (Unaudited)
ASSETS

Current Assets

    Cash and cash equivalents              $        690        $        1,356
    Accounts receivable, less allowance
      for doubtful accounts of $20,993
        $207,857, respectively                   38,198               148,601
    Inventory                                    61,161                50,186
    Prepaid and other current assets             45,433                37,919
                                           --------------      ----------------


        Total Current Assets                    145,482               238,062

Property and Equipment, net                     574,631               578,202
                                           --------------      ----------------
TOTAL ASSETS                               $    720,113        $      816,264
                                           ==============      ================
LIABILITIES SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                            222,521               230,858
    Factor payable                              344,543                     -
    Accrued expenses                            242,270               619,340
    Notes payable                               854,000                25,000
    Notes payable - Officers and Directors       67,594                40,000
    Convertible debt - related parties           71,500                74,000
    Notes Payable-June Convertible Debt         280,000               257,311
                                           --------------      ----------------
       Total current liabilities              2,082,428             1,246,509

Shareholder's deficit
    Preferred stock, no par
      20,000,000 shares authorized
      0 (unaudited) no shares issued
        outstanding                                   -                     -
    Common stock, $0.001 par value
      500,000,000 shares authorized                   -                     -
      243,192,410(unaudited) 18,648,896
      shares issued and outstanding for
      September 30,2005 December 31,2004,
      respectively                              243,192                18,648
Additional paid-in capital                   16,192,902            15,757,699
Accumulated deficit                         (17,798,409)          (16,206,592)
                                           --------------      ----------------
      Total shareholder's deficit            (1,362,315)             (430,245)
                                           --------------      ----------------

TOTAL LIABILITIES  STOCKHOLDER'S EQUITY    $    720,113           $   816,264
                                           ==============      ================


                 See Accompanying Notes to Financial Statements.

                                Americana Publishing, Inc.
                                 Statements of Operations
                                      For the Period

                                       FOR THE NINE MONTHS         FOR THE THREE MONTHS
                                        ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                       2005            2004          2005         2004
                                   (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                                   ----------      ----------    ----------   ----------
Revenue                               333,501         901,839        27,460     251,513

Cost of Goods Sold                     32,236         362,606          (686)     57,556
                                  -----------     -----------   ----------- -----------
  Gross Profit                        301,265         539,233        28,146     193,957

Operating expenses
   Compensation/Consulting expense    298,307       2,040,350           -0-      59,608
   Selling, general and
     administration                 1,369,813         781,384       268,061     270,388
   Depreciation amortization          113,611         105,882        33,551      36,938
                                  -----------     -----------   ----------- -----------
      Total operating expenses      1,781,731       2,927,616       301,612     366,934

Loss from operations               (1,480,466)     (2,388,383)     (273,466)   (172,977)

Other Income (Expense)
  Interest Expense                   (101,731)              -       (47,320)          -
  Other Income/Expense                 (9,619)        (27,215)       (6,980)     (9,833)
                                  -----------     -----------   ----------- -----------
     Total other income (expense)    (111,350)        (27,215)      (54,300)     (9,833)
                                  -----------     -----------   ----------- -----------
Loss before extraordinary item     (1,591,816)     (2,415,598)     (327,766)   (182,810)

Extraordinary Item
  (Discharge of Bankruptcy - CMG)           -       2,166,803             -           -
                                  -----------     -----------   ----------- -----------

Loss after extraordinary item      (1,591,816)       (248,795)     (327,766)   (182,810)
                                  -----------     -----------   ----------- -----------

Net Loss                          $(1,591,816)    $  (248,795)     (327,766) $ (182,810)
                                  ===========     ===========   =========== ===========

Basic and diluted loss per share:
  From before extraordinary item  $    (0.008)    $     (1.58)  $     (.001) $    (0.02)
  After extraordinary item                               (.40)
                                  -----------     -----------   ----------- -----------
                                  $               $             $         -  $    (0.02)
                                  -----------     -----------   ----------- -----------

Basic and diluted
  weighted-average shares
  outstanding                     183,372,471       1,570,577   243,192,410   6,119,109
                                  ===========     ===========   =========== ===========

                      See Accompanying Notes to Financial Statements.

                                            F-2

                                Americana Publishing, Inc.
                             Condensed Statement of Cash Flows
                                        (Unaudited)

                                             Nine Months Ended          Nine Months Ended
                                             September 30, 2005        September 30, 2004
                                             ------------------        ------------------
Cash Flows From Operating Activities:
   Net Loss from continuing operations             $(1,591,816)           $(2,415,598)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation and amortization                     113,611                105,882
     Issuance of common stock to board members
         employees for services rendered               138,749                724,500
     Issuance of common stock to consultants
       for services rendered                           159,558              1,315,850
     Provision for allowance for doubtful accounts      77,725                      -
     (Increase) decrease in
       Accounts receivable                             110,403                 42,119
       Inventory                                       (10,975)                15,787
       Prepaid expenses and other current assets        (7,514)                (1,651)
     Increase (decrease) in
       Account payable                                  (8,338)               (61,596)
       Accrued expenses                                (32,527)               100,516
       Warrant Expense                                 128,429
Debt Restructuring Expense                             175,000
                                                   -----------            -----------
      Net cash provided/used in operating
        activities                                    (747,695)              (174,191)
                                                   -----------            -----------
Net Cash Used by Operating Activities

Cash Flows From Investing Activities
   Purchase of property equipment                     (129,754)               (96,315)
                                                   -----------            -----------
Net cash used in investing activities                 (129,754)               (96,315)
                                                   -----------            -----------
Cash flows from financing activities
  Proceeds from notes payable                          876,783                 18,129
  Payments on notes payable                                  -                 (4,935)
  Proceeds from the sale of warrants                         -                257,312
                                                   -----------            -----------
Net cash provided/used by financing
   activities                                          876,783                270,506
Net decrease in cash   cash equivalents                   (666)                     -
Cash   cash equivalents, beginning of period             1,356                        -
                                                   -----------            -----------
Cash   cash equivalents, end of period                     690            $         -
                                                   ===========            ===========

Supplemental disclosures of cash flow information
  Interest paid                                    $       -0-            $         -
                                                   ===========            ===========
  Income taxes paid                                $         -            $         -


                      See Accompanying Notes to Financial Statements.

                                            F-3

                           AMERICANA PUBLISHING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements and related notes have been prepared by Americana Publishing, Inc. the "Company", is not subject to an audit pursuant to the rules and regulations of the Securities Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented, have been made. Certain reclassifications have been made to the prior year to conform with the current years presentation.

Certain information footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements notes thereto for the fiscal year ended December 31, 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.


NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2004 and the nine months ended September 30, 2005, the Company incurred operating losses of $819,900 and $1,591,816, respectively. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The Company's average monthly revenues decreased during the quarter ended September 30, 2005 to $37,782.00, decline by $14,000.00, as compared to the quarter ended June 30, 2005. This decrease is due to the Company not having adequate working capital in order to engage in sales and marketing activities that promote sales accordance with the Company's new marketing initiative. Therefore, the Company was unable to generate adequate revenues to cover operating expenses. During the first three quarters of 2005, the officers and directors loaned a total of $67,594.20 to the Company. These loans were to be repaid out of Company revenues or SEDA (Standby Equity Distribution Agreement) advances. The Company was unable to repay these obligations and these notes are in default as of October 1, 2005. The officers and directors were unable to loan the Company and further monies.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

NONE


NOTE 4. LIQUIDITY

The Company has historically financed its operations through the sale of common stock. The Company now supports its operations primarily through sale of its product and, to a lesser extent, through the sale of its common stock. The Company's revenues have averaged $37,055 per month for 2005, a decrease of $14,000 in the third quarter, as compared to September 30, 2004. This revenue has not been adequate to cover current monthly cash expenditures thus requiring the Company to raise additional capital infusions to support operations. The Company has not been able to increase sales due to the lack of capital and furthermore, the Company has been unable to raise adequate capital, through the sale of the Company's stock.

On April 1, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 95% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners will also retain 10% of each advance under the St by Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including having a registration statement covering shares of common stock sold under the Standby Equity Distribution Agreement being declared effective by the Securities and Exchange Commission, and the maximum advance amount that the Company may request, is limited to $250,000 per week.

On September 22, 2005, the Company's registration statement filed on May 9, 2005, was declared effective in relation to the Standby Equity Distribution Agreement. The Company was made aware through legal counsel that the proceeds obtained under the Standby Equity Distribution Agreement, could not be utilized to repay Montgomery Equity Partners, Ltd. Promissory Note in accordance with the communication between Cornell Capital Partners, Ltd. and the Securities and Exchange Commission. Subsequently, the Company filed an amendment clarifying no such payments would be paid from SEDA proceeds, to Montgomery Equity Partners, Ltd. The Company then requested an advance under the terms of the Standby Equity Distribution Agreement on September 30, 2005. The Company's stock price declined from, 0.05 to 0.001, during the five day pricing terms of the agreement. Thus, the net cash proceeds of the advance declined from an expected approximate $80,000.00 to $13,216.00. These net proceeds from the advance, was insufficient to subsidize the Company's continuing operations. In light of the Standby Equity Distribution Agreement, in conjunction with the Company's stock price inability to provide sufficient working capital, as well as, the defaults claimed by Montgomery Equity Partners, Ltd. on October 4, 2005 and Langsam Borenstein on October 7, 2005, in concomitant with a series of judgments awarded against the Company, on October 14, 2005, the Company, ceased publishing operations.

On April 1, 2005, the Company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. in the principal amount of $820,000. The Note has an annual interest rate equal to 24%. Contemporaneously with the execution of the Note, the Company Montgomery entered into a Security Agreement and a Pledge Agreement. The Company received $375,000 of the principal amount of the Note on April 1, 2005 and did receive the balance of $445,000 in the second quarter 2005. The Note is secured by all of the Company's assets pursuant to the Security Agreement. In connection with the Note, the Company issued to Montgomery a warrant to purchase 375,000 shares of its common stock for a period of three (3) years at an exercise price equal to $0.001. The Company granted registration rights on the shares of common stock underlying the warrant.

On October 4, 2005 (the "Company") received a letter (the "Notice") from Montgomery Equity Partners, Ltd. notifying the Company that the Company has defaulted under the terms of that certain Promissory Note issued to Montgomery Equity Partners on April 1, 2005 (the "Note") as is fully described below and attached as Exhibit 99.5 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 2005. Pursuant to
Section 4 of the Note, an interest payment in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of August, 2005. An additional payment of interest, also in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of September, 2005. The Notice was received by the Company as the Company's ten (10) day written notification of default under Section 4 pursuant to Section 10 of the Note. Pursuant to Section 3 of the Note, a principal payment in the amount of One Hundred Twenty Five Thousand Dollars ($125,000) was due and payable on September 1, 2005. Accordingly, the Notice has also been received as the Company's ten (10) day written notification of default under Section 3 pursuant to Section 10 of the Note. Upon an event of default under the Note, the entire principal balance of Eight Hundred Twenty Thousand Dollars ($820,000) and accrued interest outstanding under the Note, and all other obligations of the Company under the Note, shall be immediately due and payable without any action on the part of Montgomery Equity Partners. Interest shall accrue on the unpaid principal balance at twenty four percent (24%) or the highest rate permitted by applicable law, if lower, and Montgomery Equity Partners shall be entitled to seek and institute any and all remedies available to it. The Note is secured by certain Pledged Property as such term is defined in that certain Security Agreement, of even date with the Note, by and between the Company and Montgomery Equity Partners and the Note is also secured by shares of common stock of the Company which are owned by the Pledgor(s) as such term is defined in the Pledge and Escrow Agreement, of even date with the Note, by and between the Company and MEP. Both the Security Agreement and Pledge and Escrow Agreement are attached to the Company's Current Report on Form 8-K as filed with the SEC on April 14, 2005 as Exhibits 99.6 and 99.7, respectively.

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

The Company will require future financing in various forms. Capital improvements should be financed by intermediate-term debt. Other than the Standby Equity Distribution Agreement disclosed immediately above, the Company is not in possession of any commercial bank commitment letters or a letter of intent from a capable underwriter at this time.

The Company's factoring line of credit is in default with Langsam Borenstein Partners, LLC, in the amount of $319,142.33. The Company currently has no financing mechanism in place to finance its working capital financing differences. Langsam Borenstein has since requested and authorized management to liquidate existing finished inventory and other equipment.

NOTE 5. WARRANTS

On April 1, 2005, 13,896,000 warrants were issued. The warrants were issued at ..001 cents/share the market price was 1 cent/share. Therefore, $125,064 was charged to warrant expense in the 2nd quarter of 2005.

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

On October 3, 2005, Masseurs Poling and Simon resigned as Directors and Officers of the Company.

On October 7, 2005, Langsam Borenstein declared the Security Agreement in default and as of July 1, 2005, the amount owed was $319,142.33. Langsam Borenstein has requested and authorized management to liquidate the remaining finished inventory and duplication equipment. On November 8, 2005, Langsam Borenstein filed a confession of judgment in Philadelphia County in the amount of $633,016.10, this amount includes penalties, legal and other fees accumulated since the default of October 7, 2005.

On November 2, 2005, Tierra Americana Real Estate, LLC was awarded a judgment in the amount of $4750.00 for past due rents as a result of a lease on 142 Truman NE, which formerly housed the warehouse, production and marketing facilities.

On October 14, 2005, Mr. Ruther resigned as a Director of the Company.

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

The loss of the services of any member of our management team, in particular, the loss of the services of George Lovato, our Chairman Chief Executive Officer;

Increased competition in our niche market, truck stops that would cause us to reduce the sales prices of our products or that would otherwise adversely impact our sales.

We do not earn enough in revenues to maintain our operations. To date, in addition to our revenues, we have funded our operations with loans from our officers directors sales of our securities. We will continue to need money to operate. The only third party financial commitments the Company has is with Cornell Capital pursuant to the SEDA financing instrument described herein. Our officers directors are not required to continue to loan money to us we cannot guarantee that sales of our securities will raise enough money to continue our operations. If we are unsuccessful in obtaining funds when we need them, we will be required to severely curtail, possibly to even cease our operations.

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

We are a multi-media company. Our primary business is the publication and sale of audio books, but we also offer print books. During the quarter ended September 30, 2004, the operations and assets of Action Media Group, LLC (doing business as Coreflix) were integrated with our publication operations in Albuquerque, New Mexico. Coreflix rents action sports DVDs from its website. To date, the majority of our revenues have been earned from the sale of audio books, with sales of action sports DVDs accounting for only $24,481.00 in revenues during the nine months ended Sept 30, 2005.

We generate sales through telemarketing, direct mail and through industry contacts. Approximately 87% of our sales come from the placement of our products in truck stops. The Company redirected its marketing efforts to sell directly to truck stops and the retail consumers, as well as, a small select group of industry sector distribution. This marketing effort is believed to be more profitable and should avoid consignment sales as excessive product returns. Our products are also sold directly to bookstores libraries, primarily through telemarketing, to businesses and consumers via the Internet, through our website, americanabooks.com. Approximately 10% of our sales are generated by telemarketing the remaining 3% of our sales are generated via our website. We also publish a catalog of our audio books that we update regularly, which is provided to potential wholesale book buyers, bookstores libraries on a regular basis. Sales that result from our catalogue mailings are not tracked separately but are included in our computation of sales resulting from telemarketing.

With the exception of the three month period ended March 31, 2004, which showed a profit due to the discharge of subsidiary debt in bankruptcy, our operations have not been profitable.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2005 As Compared To the Quarter Ended September 30, 2004

Our revenue from operation for the quarter ended September 30, 2005 was $27,460 as compared to $251,513 for the quarter ended September 30, 2004, a $224,053 decrease or 89%. The reason for the drop in sales is due to the shift in marketing strategy, plus not having enough capital to fully implement the new plan. Instead of selling to truck stops through distributors "the Company" is selling directly to the truck stops, to the truck drivers, through direct mail and email blasts. This strategy will result in far less returns and a higher gross profit. This shift in strategy requires more capital for sales and marketing efforts. The Company has not had adequate capital to deploy this situation and thus, there has been a decline in revenues. Cost of goods sold was ($686) for the quarter ended September 30, 2005 as compared to $57,556 for the quarter ended September 30, 2004, a $58,242 decrease. This was due to the lower revenue, as well as, a re-negotiated accounts payable invoice with a vender which lowered our cost $9000 from a previous quarter.

The gross profits for the quarter ended September 30, 2005 was $28,146 or 103%, as compared to $193,957 or 77% for the quarter ended September 30, 2004. The gross percentage was higher in the quarter ended September 30, 2005 because of a large number of credit memos issued on returned inventory, in relation to total revenue.

There was no compensation or consulting expense for the quarter ended September 30, 2005 as compared to $59,608 for the quarter ended September 30, 2004, a 100% decrease.

Selling and General & Administrative expense was $268,061 for the quarter ended September 30, 2005, as compared to $270,388 for the quarter ended September 30, 2004, a $2,327 decrease or 1% decrease.

Our loss from operations for the quarter ended September 30, 2005 was ($327,766), as compared to ($182,810) loss for the quarter ended September 30, 2004, an increase of $144,956 or 79%. The increase in the loss was attributable to the reduction in sales.

Nine Months ended September 30, 2005, as compared to Nine Months ended September 30, 2004.

Revenues for the nine months ended September 30, 2005 was $333,501 as compared to $901,839 for the nine months ended September 30, 2004, a decrease of $568,338 or 63%. The reduction in sales for the nine months, is due to the shift in marketing strategy and a lack of capital to properly promote the new strategy.

Cost of goods sold was $32,236 for the nine month period ended September 30, 2005 as compared to $362,606 for the nine months ended September 30, 2004, a decrease of $330,370 or 91%. This decrease was due to the reduction in sales.

Our gross profit for the nine months ended September 30, 2005 was $301,265 or 90%, as compared to $539,233 for the nine months ended September 30, 2004 or 60%. The increase in gross profit of 30% was due to the re-negotiation of existing invoices at a lower cost.

Compensation and consulting expense for the nine months ended September 30, 2005 was $298,307 as compared to $2,040,350 for the nine months ended September 30, 2004, a decrease of $1,742,043 or 85%. The decrease was due to the fact that the "Company" issued few shares of common stock to employees and consultants in 2005.

Our loss from operations for the nine months ended September 30, 2005 was ($1,480,466) as compared to ($2,388,383) for the nine months ended September 30, 2004, a decrease of $907,917 or 38%. This decrease is attributable to less common stock being issued to employees and consultants in 2005 as compared to 2004.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2004 the nine months ended Sept 30, 2005, the Company incurred operating losses of $819,900 and $1,591,816 respectively. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The Company's average monthly revenues decreased during the third quarter 2005 to $37,782.00, decline by $14,000.00, compared to six months ended June 30, 2005. This decrease is due to the Company not having adequate working capital in order to engage in sales and marketing activities that promote sales accordance with the Company's new marketing initiative. Therefore, the Company was unable to generate adequate revenues to cover operating expenses. During the first three quarters of the year, the officers and directors loaned a total of $67,594.20 to the Company. These loans were to be repaid out of company revenues or SEDA (Standby Equity Distribution Agreement) advances. The Company was unable to repay these obligations and these notes are in default as of October 1, 2005. The officers and directors were unable to loan the Company and further monies.

There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY   CAPITAL RESOURCES

At September 30, 2005 we had cash or cash equivalents of $666 on hand as compared to $1,356 cash or cash equivalents at December 31, 2004. Our primary source of cash during the nine month period ended September 30, 2005 consisted of revenues from sales of our products and a loan of $820,000.

Net cash used in operating activities was $(747,695) for the nine months ended September 30, 2005 as compared to net cash used by operating activities of $174,191 for the nine months ended September 30, 2004.

Net cash used by investing activities was $129,754 during the nine months ended September 30, 2005 as compared to $96,315 net cash used by investing activities during the nine months ended September 30, 2004. The funds were used for the purchase of audio masters requiring expenditures for studio time voice talent.

Net cash provided by financing activities during the nine months ended September 30, 2005 was $876,783 as compared to net cash provided by financing activities in the amount of $270,506 for the nine months ended September 30, 2004. We obtained a loan of $820,000, receiving $375,000 on April 1, 2005 and the remaining $445,000 on May 15, 2005, plus an additional $56,783 was put in by a directors of the Company, in the form of a Promissory Note Payable.

George Lovato Jr. has a total of $20,969.80 as of September 21, 2005, in promissory notes. Don White as a total of $2,500.00 as of August 9, 2005, in promissory notes. David Poling has a total of $3,000.00 as of August 5, 2005 in promissory notes. Other Directors notes have been previously recorded in the first and second quarters of 2005. No payments have been made on these notes. The interest rate of 10% will also apply.

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

On April 1, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 95% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners will also retain 10% of each advance under the St by Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including having a registration statement covering shares of common stock sold under the St by Equity Distribution Agreement being declared effective by the Securities Exchange Commission, the maximum advance the Company may request is limited to $250,000 per week.

On April 1, 2005, the Company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. in the principal amount of $820,000. The Note has an annual interest rate equal to 24%. Contemporaneously with the execution of the Note, the Company Montgomery entered into a Security Agreement a Pledge Agreement. The Company received $375,000 of the principal amount of the Note on April 1, 2005 and did receive the balance of $445,000 in the second quarter 2005. The Note is secured by all of the Company's assets pursuant to the Security Agreement. In connection with the Note, the Company issued to Montgomery a warrant to purchase 375,000 shares of its common stock for a period of three (3) years at an exercise price equal to $0.001. The Company granted registration rights on the shares of common stock underlying the warrant. The Company did pay Yorkville Advisors Management, LLC a commitment fee equal to 10% of the gross proceeds of each of the above-referenced closing traunches. In addition, the Company paid to Yorkville Advisors Management, LLC a non-refundable structuring fee equal to $10,000, which was deducted from the proceeds from the first closing traunches. Pursuant to the terms of the Note, the Company had previously paid Yorkville Advisors Management, LLC a non-refundable due diligence fee equal to $2,500.

On October 4, 2005, (the "Company") received a letter (the "Notice") from Montgomery Equity Partners, Ltd. notifying the Company that the Company has defaulted under the terms of that certain Promissory Note issued to MEP on April 1, 2005 (the "Note") as is fully described below and attached as Exhibit 99.5 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 2005. Pursuant to Section 4 of the Note, an interest payment in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of August, 2005. An additional payment of interest, also in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of September, 2005. The Notice was received by the Company as the Company's ten
(10) day written notification of default under Section 4 pursuant to Section 10 of the Note. Pursuant to Section 3 of the Note, a principal payment in the amount of One Hundred Twenty Five Thousand Dollars ($125,000) was due and payable on September 1, 2005. Accordingly, the Notice has also been received as the Company's ten (10) day written notification of default under Section 3 pursuant to Section 10 of the Note. Upon an event of default under the Note, the entire principal balance of Eight Hundred Twenty Thousand Dollars ($820,000) and accrued interest outstanding under the Note, and all other obligations of the Company under the Note, shall be immediately due and payable without any action on the part of MEP. Interest shall accrue on the unpaid principal balance at twenty four percent (24%) or the highest rate permitted by applicable law, if lower, and MEP shall be entitled to seek and institute any and all remedies available to it. The Note is secured by certain Pledged Property as such term is defined in that certain Security Agreement, of even date with the Note, by and between the Company and MEP and the Note is also secured by shares of common stock of the Company which are owned by the Pledgor(s) as such term is defined in the Pledge and Escrow Agreement, of even date with the Note, by and between the Company and MEP. Both the Security Agreement and Pledge and Escrow Agreement are attached to the Company's Current Report on Form 8-K as filed with the SEC on April 14, 2005 as Exhibits 99.6 and 99.7, respectively.

On October 7, 2005, Langsam Borenstein declared the Security Agreement in default and as of July 1, 2005, the amount owed was $319,142.33. Langsam Borenstein has requested and authorized management to liquidate the remaining finished inventory and duplication equipment.

The Company's revenues decreased during the third quarter to $37,782.00, decline by $14,000.00. This decrease id due to the Company not having adequate working capital in order to engage in sales and marketing activities that promote sales in accordance with the Company's new marketing expenses. Therefore, the Company was unable to generate adequate revenues to cover operating expenses. During the first three quarters of the year, the officer and director's loaned a total of $67,594.20 to the Company. These loans were to be repaid out of company revenues or SEDA (Standby Equity Distribution Agreement) advances. The Company was unable to repay these obligations and these notes are in default as of October 1, 2005. The officers and directors were unable to loan the Company any further monies.

On September 22, 2005, the Company's registration statement filed on May 9, 2005, was declared effective in relation to the Standby Equity Distribution Agreement. The Company was made aware through legal counsel that the proceeds obtained under the Standby Equity Distribution Agreement, could not be utilized to repay Montgomery Equity Partners, Ltd. Promissory Note in accordance with the communication between Cornell Capital Partners, Ltd. and Securities and Exchange Commission. Subsequently, the Company filed an amendment clarifying no such payments would be paid from SEDA proceeds, to Montgomery Equity Partners, Ltd. The Company then requested an advance under the terms of the Standby Equity Distribution Agreement on September 30, 2005. The net proceeds were $13,216.00 which were insufficient to subsidize the Company's continuing operations. In light of the Standby Equity Distribution Agreement, in conjunction with the Company's low stock price and consequently, an inability to provide sufficient working capital, as well as, the defaults claimed by Montgomery Equity Partners, Ltd. on October 4, 2005 and Langsam Borenstein on October 7, 2005, in concomitant with a series of judgments awarded against the Company, on October 14, 2005, the Company, ceased publishing operations.

ITEM 3. Controls Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President Chief Executive Officer and the Company's Chief Financial Officer of the effectiveness of the design operation of the Company's disclosure controls procedures as of the end of the period covered by this report. The evaluation was with the Company's accounting personnel. Based on that evaluation, the President and Chief Executive Officer the Chief Financial Officer concluded that the Company's disclosure controls procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized reported within the time periods specified in the Securities Exchange Commission's rules forms.

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

During the 3rd and 4th quarters of 2004, on appeal to the Federal District Court for the Eastern District, State of Tennessee, we secured a reversal of a decision made by the Bankruptcy Court in the CMG bankruptcy related adversarial proceedings brought by Richard Susan Dur . This order set aside the Bankruptcy Court's finding of a default against us. We filed an answer to the Complaint we have filed a counterclaim against both Richard Duran Susan Dur for breach of contract fraud. We are also asking the Federal District Court to either dismiss the proceeding filed there, or in the alternative to abstain from the matter, based upon the fact that in 2002 we filed an action in the District Court of Bernalillo County, New Mexico against Richard and Susan Durand for breach of contract fraud, which claims are identical to the claims subsequently brought in the Tennessee federal court. The parties have tentatively reached a final agreement for the dismissal of all actions referenced, with final documentation of the settlement and Court Orders of dismissal anticipated during the 3rd quarter of 2005.

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

During 2004, New Mexico counsel continues in the normal course of business Court scheduling to handle the District Court, Bernalillo County, New Mexico disputed matter previously disclosed, known as WBX (raw materials dispute). Americana has filed its Counter Claim for damages. The matter awaits the Court's scheduling process.

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

On January 20, 2005, a proceeding was initiated before the American Arbitration Association by Tew Cardenas LLP in behalf of the claimant, TheSubway.com, Inc. The arbitration Claimant is seeking $42,009 in performance fees allegedly owed by us. Preliminary hearings were held by telephone conference on or about March 24, 2005. The American Arbitration Association has set August 18, 2005 for a further conference call for scheduling a date for a full hearing on the matter. On October 5, 2005, the Company received notice, whereby, The American Arbitration Association awarded The Subway.com $42,009.79, plus, 7% annual interest from August 14, 2004, until, paid in full. In addition, the Company is required to pay $1550.00 to the American Arbitration Association, in administrative fees.

On August 24, 2005, Charlie O'Dowd was awarded a judgment from the Metropolitan Court in Bernalillo County, New Mexico, in the amount of $5667.00, for unpaid services rendered to the Company.

On September 1, 2005, the Company executed a Promissory Note in the amount of $9000.00, in a single payment form to Demand Printing Solutions. The Company was unable to obtain adequate funds, to pay this note, from its exercised advance from the Standby Equity Distribution Agreement, as previously stated. Therefore, this promissory note is currently in default.

On October 7, 2005, Langsam Borenstein declared the Security Agreement in default and as of July 1, 2005, the amount owed was $319,142.33. Langsam Borenstein has requested and authorized management to liquidate the remaining finished inventory and duplication equipment.

On October 4, 2005 Americana Publishing, Inc. (the "Company") received a letter (the "Notice") from Montgomery Equity Partners, Ltd. ("MEP") notifying the Company that the Company has defaulted under the terms of that certain Promissory Note issued to MEP on April 1, 2005 (the "Note") as is fully described below and attached as Exhibit 99.5 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 2005. Pursuant to Section 4 of the Note, an interest payment in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of August, 2005. An additional payment of interest, also in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first
(1st) day of September, 2005. The Notice was received by the Company as the Company's ten (10) day written notification of default under Section 4 pursuant to Section 10 of the Note. Pursuant to Section 3 of the Note, a principal payment in the amount of One Hundred Twenty Five Thousand Dollars ($125,000) was due and payable on September 1, 2005. Accordingly, the Notice has also been received as the Company's ten (10) day written notification of default under
Section 3 pursuant to Section 10 of the Note. Upon an event of default under the Note, the entire principal balance of Eight Hundred Twenty Thousand Dollars ($820,000) and accrued interest outstanding under the Note, and all other obligations of the Company under the Note, shall be immediately due and payable without any action on the part of MEP. Interest shall accrue on the unpaid principal balance at twenty four percent (24%) or the highest rate permitted by applicable law, if lower, and MEP shall be entitled to seek and institute any and all remedies available to it. The Note is secured by certain Pledged Property as such term is defined in that certain Security Agreement, of even date with the Note, by and between the Company and MEP and the Note is also secured by shares of common stock of the Company which are owned by the Pledgor(s) as such term is defined in the Pledge and Escrow Agreement, of even date with the Note, by and between the Company and MEP. Both the Security Agreement and Pledge and Escrow Agreement are attached to the Company's Current Report on Form 8-K as filed with the SEC on April 14, 2005 as Exhibits 99.6 and 99.7, respectively.

On October 7, 2005, Langsam Borenstein declared the Security Agreement in default and as of July 1, 2005, the amount owed was $319,142.33. Langsam Borenstein has requested and authorized management to liquidate the remaining finished inventory and duplication equipment.


ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults upon Senior Securities

On October 4, 2005 Americana Publishing, Inc. received a letter (the "Notice") from Montgomery Equity Partners, Ltd. notifying the Company that the Company has defaulted under the terms of that certain Promissory Note issued to MEP on April 1, 2005 (the "Note") as is fully described below and attached as Exhibit 99.5 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 2005.

Pursuant to Section 4 of the Note, an interest payment in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of August, 2005. An additional payment of interest, also in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first
(1st) day of September, 2005. The Notice was received by the Company as the Company's ten (10) day written notification of default under Section 4 pursuant to Section 10 of the Note. Pursuant to Section 3 of the Note, a principal payment in the amount of One Hundred Twenty Five Thousand Dollars ($125,000) was due and payable on September 1, 2005. Accordingly, the Notice has also been received as the Company's ten (10) day written notification of default under
Section 3 pursuant to Section 10 of the Note.

Upon an event of default under the Note, the entire principal balance of Eight Hundred Twenty Thousand Dollars ($820,000) and accrued interest outstanding under the Note, and all other obligations of the Company under the Note, shall be immediately due and payable without any action on the part of MEP. Interest shall accrue on the unpaid principal balance at twenty four percent (24%) or the highest rate permitted by applicable law, if lower, and MEP shall be entitled to seek and institute any and all remedies available to it. The Note is secured by certain Pledged Property as such term is defined in that certain Security Agreement, of even date with the Note, by and between the Company and MEP and the Note is also secured by shares of common stock of the Company which are owned by the Pledgor(s) as such term is defined in the Pledge and Escrow Agreement, of even date with the Note, by and between the Company and MEP. Both the Security Agreement and Pledge and Escrow Agreement are attached to the Company's Current Report on Form 8-K as filed with the SEC on April 14, 2005 as Exhibits 99.6 and 99.7, respectively.

On October 7, 2005, Langsam Borenstein declared the Security Agreement in default and as of July 1, 2005, the amount owed was $319,142.33. Langsam Borenstein has requested and authorized management to liquidate the remaining finished inventory and duplication equipment. On November 8, 2005, Langsam Borenstein filed a confession of judgment in Philadelphia County in the amount of $633,016.10, this amount includes penalties, legal and other fees accumulated since the default of October 7, 2005.

The Directors loaned the Company $67,594.20. The Company was unable to repay these obligations and these notes are in default as of October 1, 2005. The officers and directors were unable to loan the Company any further monies.


ITEM 4. Submission of Matters to a Vote of Security Holders

NONE


ITEM 5. Other Information

NONE

ITEM 6. Exhibits   Reports on Form 8-K

      (a)   Exhibits

            3.1(i)    Articles of Incorporation(1)

            3.2(ii)   Bylaws(1)

            10.1 Security Agreement Power of Attorney to Langsam Borenstein Partnership, by Americana Publishing, Inc.(2)

            10.2      Agreement with Karim Amiryani, Douglas W. Jordan, Douglas
                      W. Jordan Defined Benefit Pension Plan, Norman Ross, Tel Pro Marketing, Stranco Investment Vestcom for the purchase of 12% Convertible Debentures.(2)

            10.3 Restructure Agreement between Advantage Fund I, LLC Americana Publishing, Inc.(2)

            10.4 6% Senior Secured Convertible Debenture issued by the registrant in favor of Advantage Fund I, LLC.(2)

            10.5 Convertible Debenture dated September 13, 2001, in favor of Jerome Ruther.(2)

            10.6 Convertible Debenture dated October 12, 2001, in favor of Jerome Ruther.(2)

            10.7 Convertible Debenture dated November 21, 2001, in favor of Jerome Ruther.(2)

            10.8 Convertible Debenture dated September 27, 2001, in favor of L. Fixler.(2)

            10.9 Convertible Debenture dated October 21, 2001 ,in favor of Don White.(2)

            10.10     Convertible Debenture dated December 6, 2001, in favor of
                      L. Fixler.(2)

            10.11 Promissory Note dated December 5, 2001, in favor of Don White.(2)

            10.12 Lease between Americana Publishing, Inc. B. H. Capital, Inc. for premises located at 303 San Mateo NE, Suite 104A, Albuquerque, New Mexico.(2)

            10.13 Lease between Americana Publishing, Inc. Tierra Americana Real Estate, LLC for premises located at 142 Truman Street, Albuquerque, New Mexico.(3)

            10.14 Lease between Corporate Media Group, Inc. Rick Susan Dur for premises located at 142 Lupton Lane, Clevel , Tennessee.(2)

            10.15 Employment Agreement between Americana Publishing, Inc. George Lovato, Jr., dated January 1, 1999.(1)

            10.16 Employment Agreement between Americana Publishing, Inc. Don White, dated November 1, 1999.(3)

            10.17     Americana Publishing, Inc. 2000 Stock Purchase Option
                      Plan.(4)

            10.18     Americana Publishing, Inc. 2003 Equity Incentive Plan.(5)

            10.19 Corporate Finance Consulting Agreement between the registrant B. H. Capital Ltd.(1)

            10.20     Form of 12% Senior Secured Convertible Debenture.(2)

            10.21 Form of Class A Warrant issued to BG Holdings, LLC Gulf Coast Advisors, Ltd.(2)

            10.22 Form of Class B Warrant issued to BG Holdings, LLC Gulf Coast Advisors, Ltd.(2)

            10.23     Form of Class A Warrant issued to Toscana Group, Inc.(2)

            10.24     Form of Class B Warrant issued to Toscana Group, Inc.(2)

            10.25 6% Senior Secured Convertible Debenture issued to Addison Adams, dated December 18, 2003.(6)

            10.26 6% Senior Secured Convertible Debenture issued to Nimish Patel, dated December 18, 2003.(6)

            10.27 6% Senior Secured Convertible Debenture issued to Erick Richardson, December 18, 2003.(6)

            10.28 Equipment lease between Americana Publishing, Inc. B.H. Capital Limited, LLC.(6)

            31.1 Certification of Chairman of Board Chief Executive Officer pursuant to Section 302.

            31.2 Certification of Vice President Chief Financial Officer pursuant to Section 302.

            32. Certification of Chief Executive Officer Chief Financial Officer pursuant to 18 USC Section 1350.

------------

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


      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 2005.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Americana Publishing, Inc.



                                        By:  /s/ George Lovato, Jr.
                                           -------------------------------------
Date:  November 21, 2005                     George Lovato, Jr., Chief Executive
                                             Officer/Chairman



                                        By:  /s/ Don White
                                           -------------------------------------
                                             Don White, Chief Financial
                                             Officer