Form 10KSB
period 2005-12-31
AMERICANA PUBLISHING INC
filed 2006-03-31
CIK 1081751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-KSB

                          ----------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2005

                           Commission File #333-124724

                          AMERICANA DISTRIBUTION, INC.
             (Exact name of registrant as specified in its charter)

                                    COLORADO
         (State or other jurisdiction of incorporation or organization)

                                   84-1453702
                      (IRS Employer Identification Number)


     195 Route 9, Suite 204, Manalapan, NJ                         07726
   (Address of principal executive offices)                      (Zip Code)

                                 (973) 726-5240 (Registrant's telephone no.,
                including area code)

Securities registered pursuant to Section 12(b) of the Act:     None


Title of each class                    Name of each exchange on which registered


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

              (Former name, former address and former fiscal year,
                          if changed since last report)

================================================================================

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  [X]    No  [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenues for year ended December 31, 2005: $334,995.00

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2006, was: $14,858,482.

Number of shares of the registrant's common stock outstanding as of March 31, 2006 is: 158,461,142

The Transfer Agent for the Company is National Stock Transfer.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

OUR BUSINESS

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

     Historically, we have been a multi-media publishing company and wholesale product provider to media distributors, operating under the belief that consumers desire audio books, e-books, CD-ROMs or a downloadable digital file in addition to traditional print books and that many publishers in the United States are unable to, or choose not to, publish manuscripts in alternative formats. Therefore, we have historically published and sold audio books, print books and electronic books in a variety of genres, including mystery, western, personal development, spiritual and children's publications. Books are selected for publication based on information that we receive from book buyers and from our network of wholesale distributors. We receive manuscripts from independent authors, as well as from publishing houses. Historically we have also licensed the manuscripts we have published either directly from the author or from the publishing house. Currently, we hold license rights to over 500 titles and during 2004, we published over 160 titles. In the past our products were sold through a network of industry sector distributors who purchase the products from us wholesale.

     On January 9, 2006, we announced that Americana is restructuring and that will be focusing on adding new products and distributing to a wider market segment. Americana is currently looking to expand our product lines beyond our traditional base of printed and audio books. With the advent of downloadable content and print-on-demand books, we are exploring a range of new products and distribution models in both traditional and electronic formats.

     On March 8, 2006, the Company received written consents, in lieu of a meeting of Americana stockholders, from holders of 91,231,234 shares of common stock representing approximately 58% of the 158,461,142 shares of the total issued and outstanding shares of voting stock of the Company approving an amendment to the Articles of Incorporation of the Company pursuant to which (i) changed the name of Company to "Americana Distribution, Inc." and (ii) to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time increased to 2,000,000,000 shares of common stock at par value $0.01 with no preemptive rights.

     Americana Distribution currently has two (2) subsidiaries: Americana Licensing Holding Inc. and Americana Imports and Trading Inc. Americana Licensing is a license and royalty management company. The company's main focus is the implementation and expansion of comprehensive licensing programs designed to maximize royalty income for its clients. The company manages all aspects of royalty collection and distribution for its clients and sells licenses on their behalf. Currently, the management of Americana Licensing is reviewing the company audio book master inventory and will endeavor to aid in the marketing of those products. Americana Imports and Trading has emerged as a significant source of imported rugs and furniture in the Midwest. In the process, the company has expanded its realm of product mix from high-end Oriental rugs to more affordable home goods. Such diversity in products has been a key advantage in acquiring more and more of the market share, from small retailers to mass merchandisers. Americana Imports & Trading currently reflects a strong hold in supplying and/or manufacturing home d cor goods to large nationwide chains such as Sam's Club, chain stores such as Slumberland, large retailers such as Becker Furniture World and numerous small retailers across the Midwest.

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

     We did not have any sales in the fourth quarter 2005. Although we are still in the audio book business, we are reevaluating our efforts to market in a more direct manner to independent truck stops, offering other products in addition to the audio books. Through our subsidiary Americana Imports and Trading, we intend to present our product line to major national wholesalers, as well as to introduce the products of Americana Imports and Trading to independent truck stops. Through our subsidiary, Americana Licensing, we intend to offer our product line to various independent publishers.

AUDIO BOOKS

     Historically, we have offered more than 600 audio book title and published our audio books on both cassette-tape and CD format. We expect that consumer demand for books will continue to shift from cassette tape to CD format. Audio book sales in the United States are primarily made through wholesale distributors, including BARJAN, KSG, UAV, TNG, and AUDIO ADVENTURES. This group of distributors historically placed our products in regional and national truck stop "chains" that include FLYING J, LOVE'S, SAPP BROTHERS, TRAVEL CENTERS OF AMERICA, and PILOT. In this industry sector, our products have been present in over 850 retail outlets serving the trucking and travel industry. During the year ended December 31, 2004, these five (5) major customers represented 29%, 20%, 13%, 5% and 5% of our net sales, respectively.

     In addition to this wholesale distribution network, our books have been sold to approximately 17,000 retail stores and approximately 5,000 libraries. To obtain greater market exposure and sales penetration, we have customer database and order processing agreements with Baker and Taylor, Advanced Marketing Services, Ingram Book Company, Anderson News Company, Books-A-Million/American Wholesale Book Company, Barnes and Noble, BJ's, Brodart Company, Hastings, Lodes Tone, Penton Overseas, Professional Media and Recorded Books. Pursuant to these database and order processing agreements, the wholesalers or retailers who are parties to the agreements include our titles in their listings of available inventory and we include their titles in our listings of available inventory.

     During the fiscal year ended December 31, 2004, audio books in both cassette tape and CD formats accounted for 99.1% of our sales revenues. We duplicate, package and ship our audio book products in-house. Our duplication equipment allows us to reduce cost while increasing efficiency and speeding up delivery time. We leased and purchased this equipment in the 1st quarter of 2004.

ELECTRONIC BOOKS

     We currently have fifteen (15) books that may be available electronically in the future. There were no sales of electronic books during the 2005 and 2004 fiscal years.

PRINT BOOKS

     The Company has published eight (8) print books, however six (6) print books the Company no longer owns the rights to.

COREFLIX

     On December 31, 2005 the Company entered into that certain Settlement Agreement and Release (the "Settlement Agreement") with Action Media Group, LLC
                             --------------------
("AMG"),  Joseph  D.  Agliozzo  ("JDA"), Benjamin L. Padnos ("BLP") and Peter C.
  ---                             ---                         ---
Ocampo  ("PCO",  and  together with AMG, JDA and BLP, the "Members") pursuant to
  -       ---                                              -------
which  the  Company and the Members (together, the "Parties" and each a "Party")
                                                    -------              -----
agreed  (a)  to  terminate  and  have
terminated  that  certain  Purchase Agreement (the "SPA"), dated April 19, 2004,
                                                    ---
and the Amendment thereto, dated March 25, 2005, whereby the Company had acquired all of the assets of AMG in consideration for the issuance of a total of 8,000,000 shares of the Company's common stock to the Members and a Consulting Agreement equal to $37,500 with BLP, (b) to settle and compromise all claims between them, (c) that there shall be no further obligations by any of the Parties to another Party with respect to the SPA, (d) that the Members shall return to the Company's treasury all unsold shares issued pursuant to the SPA, however the Members shall be entitled to keep any proceeds generated from sales of any portion of the 8,000,000 shares, (e) that BLP shall be entitled to keep the consulting fees paid pursuant to the Consulting Agreement and (f) that the Company shall transfer all of the assets received from AMG pursuant to the SPA to BLP or another entity as designated by the Members; included in this transfer are (i) all source code used to power the action sports DVD rental service, Coreflix, (ii) ownership of the Coreflix brand, (iii) the URL "Coreflix.com",
(iv) the entire library of DVD inventory for the Coreflix service, (v) all mailing envelopes and other items related to the day-to-day operations of the Coreflix service and (vi) all hardware and equipment, including any computers, and other items.

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

EMPLOYEES

     As of March 29, 2006, we employ one (1) part time employee.

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal executive offices are located at 195 Route 9, Suite 204, Manalapan, New Jersey 07726. We lease this space for no fee from our corporate attorneys, Anslow & Jaclin, LLP.

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

     During 2004, New Mexico counsel resolved and otherwise paid the previously reported, Metropolitan Court (Small Claims Court), Bernalillo County, New Mexico matters against vendors/suppliers: Rex Burns (royalty dispute), and Left Field Designs (graphics services dispute). Plaintiffs Burns and Left Field sought payment of alleged vendor account balances. These matters were handled in Metropolitan Court for disputes on matters involving less than $10,000. These claimed amounts have been paid and these matters are settled.

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

     On October 4, 2005 Americana received a letter (the "Notice") from Montgomery Equity Partners, Ltd. notifying the Company that the Company has defaulted under the terms of that certain promissory note issued to Montgomery Equity Partners, Ltd. on April 1, 2005 as is fully described below and attached as Exhibit 99.5 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 2005. Pursuant to Section 4 of the note, an interest payment in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of August, 2005. An additional payment of interest, also in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of September, 2005. Pursuant to Section 3 of the note, a principal payment in the amount of One Hundred Twenty Five Thousand Dollars ($125,000) was due and payable on September 1, 2005. Upon an event of default under the note, the entire principal balance of Eight Hundred Twenty Thousand Dollars ($820,000) and accrued interest outstanding under the Note, and all other obligations of the Company under the Note, shall be immediately due and payable without any action on the part of Montgomery Equity Partners, Ltd. Interest shall accrue on the unpaid principal balance at twenty-four percent (24%) or the highest rate permitted by applicable law, if lower, and Montgomery Equity Partners, Ltd. shall be entitled to seek and institute any and all remedies available to it. The Note is secured by certain Pledged Property, as such term is defined in that certain Security Agreement of even date with the Note, by and between the Company and Montgomery Equity Partners, Ltd., of which certain pledged shares are being held in escrow by Yorkville Advisors, LLC. The Note is also secured by shares of common stock of the Company which are owned by the Pledgor(s), as such term is defined in the Pledge and Escrow Agreement, of even date with the Note, by and between the Company and Montgomery Equity Partners, Ltd. Both the Security Agreement and Pledge and Escrow Agreement are attached to the Company's Current Report on Form 8-K as filed with the SEC on April 14, 2005 as Exhibits
99.6 and 99.7, respectively.

     On October 7, 2005, Langsam Borenstein declared the Security Agreement in default and as of July 1, 2005, the amount owed was $319,142.33. Langsam Borenstein has requested and authorized management to liquidate the remaining finished inventory and duplication equipment. On November 8, 2005, Langsam Borenstein Partnership entered a confession of judgment for money with the Philadelphia County Court of Common Pleas, in the amount of $633,016.10 plus interest and costs, in connection with allegedly unpaid accounts, and pursuant to a security agreement. In December 2005, Langsam Borenstein Partnership entered into an assignment agreement with Montgomery Equity Partners, Ltd. Pursuant to that assignment agreement, Langsam Borenstein Partnership assigned to Montgomery Equity Partners, Ltd. all of Langsam Borenstein Partnership's rights, title, and interest in all the indebtedness of Americana Publishing, together with all related security interests. The confession of judgment is still pending before the Philadelphia County Court of Common Pleas, but all of Langsam Borenstein Partnership's interests in that judgment were assigned to Montgomery Equity Partners.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                   COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

     Our common stock began trading on The National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board") on November 8, 1999. Our ticker symbol is ADBN.OB. The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

                    2005                       HIGH           LOW
                    ------------------------  -------       -------
                    First Quarter             $ 0.032       $ 0.009
                    Second Quarter            $ 0.032       $ 0.003
                    Third Quarter             $ 0.012       $ 0.004
                    Fourth Quarter            $0.0021       $0.0008

                    2004                       HIGH           LOW
                    ------------------------  -------       -------
                    First Quarter             $  1.00       $  0.60
                    Second Quarter            $  0.56       $  0.03
                    Third Quarter             $  0.17       $  0.05
                    Fourth Quarter            $  0.05       $  0.02

                    2003                       HIGH           LOW
                    ------------------------  -------       -------
                    First Quarter             $  1.00       $  0.64
                    Second Quarter            $  2.40       $  0.38
                    Third Quarter             $  3.40       $  1.48
                    Fourth Quarter            $  1.24       $  0.68


     There were approximately 1,500 holders of common stock as of March 8, 2006. We have not paid any dividends in the past and currently we have no plans to pay dividends in the foreseeable future.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors of Americana on its common stock. At the present time Americana does not anticipate paying dividends, cash or otherwise, on it's common stock in the foreseeable future. Future dividends will depend on earnings, if any, of Americana, its financial requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     On January 9, 2006, we announced that Americana is restructuring and will be focusing on adding new products and distributing to a wider market segment. Americana Distribution currently has two (2) subsidiaries: Americana Licensing Holding Inc. and Americana Imports and Trading Inc. Americana Licensing is a license and royalty management company. The company's main focus is the implementation and expansion of comprehensive licensing programs designed to maximize royalty income for its clients. The company manages all aspects of royalty collection and distribution for its clients and sells licenses on their behalf. Americana Imports and Trading has emerged as a significant source of imported rugs and furniture in the Midwest. In the process, the company has expanded its realm of product mix from high-end Oriental rugs to more affordable home goods. Such diversity in products has been a key advantage in acquiring more and more of the market share, from small retailers to mass merchandisers. Americana Imports & Trading currently reflects a strong hold in supplying and/or manufacturing home d cor goods to large nationwide chains such as Sam's Club, chain stores such as Slumberland, large retailers such as Becker Furniture World and numerous small retailers across the Midwest.

     Americana is currently looking to expand our product lines beyond our traditional base of printed and audio books. With the advent of downloadable content and print-on-demand books, we are exploring a range of new products and distribution models in both traditional and electronic formats.

     Historically, we have been a multi-media publishing company and wholesale product provider to media distributors, operating under the belief that consumers desire audio books, e-books, CD-ROMs or a downloadable digital file in addition to traditional print books and that many publishers in the United States are unable to, or choose not to, publish manuscripts in alternative formats. Therefore, we have historically published and sold audio books, print books and electronic books in a variety of genres, including mystery, western, personal development, spiritual and children's publications. Books are selected for publication based on information that we receive from book buyers and from our network of wholesale distributors. We receive manuscripts from independent authors, as well as from publishing houses. Historically we have licensed the manuscripts we have published either directly from the author or from the publishing house. Currently, we hold license rights to over 500 titles and during 2004, we published over 160 titles. In the past our products were sold through a network of industry sector distributors who purchase the products from us wholesale.

     We did not have any sales in the fourth quarter 2005. While we are still in the audio book business, we are reevaluating our efforts to market in a more direct manner to independent truck stops, offering other products in addition to the audio books. Through our subsidiary Americana Imports and Trading, we intend to present our product line to major national wholesalers, as well as to introduce the products of Americana Imports and Trading to independent truck stops.

     To date, the majority of our revenues have been earned from the sale of audio books, with sales of action sports DVDs accounting for only $25,707 in revenues during the twelve (12) months ended December 31, 2005.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

     Our revenues from operations for the year ended December 31, 2005 were $334,995 as compared to revenues of $1,229,977 for the year ended December 31, 2004. The reason for the drop in sales is due to the shift in marketing strategy, plus not having enough capital to fully implement the new plan. Instead of selling to truck stops through distributors, we are selling directly to the truck stops, to the truck drivers, through direct mail and email blasts. This strategy will result in far less returns and a higher gross profit. This shift in strategy requires more capital for sales and marketing efforts. We haves not had adequate capital to deploy this situation and thus, there has been a decline in revenues.

     Our gross profit from operations for the fiscal year ended December 31, 2005 decreased to $242,242 as compared to $726,331for the fiscal year ended December 31, 2004. Our gross margin percent decreased to 45% in fiscal year 2005 from 59% in fiscal year 2004. The decrease in gross profit from operations is attributable to price reductions, while the decrease in gross margin percent is attributable to selling larger amounts of audio books at reduced prices. This was a result of decreasing aging inventory at liquidation prices.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, consultants and professional fees, recruitment expenses, and other corporate expenses, including business development. Selling, general and administrative costs decreased by $1,615,998, to $1,908,080 for the year ended December 31, 2004 as compared to $3,524,078 for the year ended December 31, 2004, a 45 % decrease. This decrease is primarily attributable the overall decrease in our business operations, the decrease in our management and employees and the decrease in our revenues.

     Our net ordinary loss from operations was $1,779,449 for the year ended December 31, 2005 as compared to a loss from operations of $2,951,409 for the year ended December 31, 2004, an decrease in ordinary loss of $1,171,960. The decrease in net ordinary loss from operations was primarily This decrease is attributable to less common stock being issued to employees and consultants in 2005 as compared to 2004.

          Our net loss for the year ended December 31, 2005 was $(2,362,898) as compared to $(819,901) in net loss for the year ended December 31, 2004. The increase in net loss resulted from the fact that in 2004 we had a $2,1666,863 gain from the discharge in debt due to the CMG bankruptcy.


GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2005, the Company incurred operating losses of $2,362,898y. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

     The Company's average monthly revenues decreased during 2005 to $27,916_____, decline by $74,582 per month_____, compared to the twelve months ended December 31, 2005. This decrease is due to the Company not having adequate working capital in order to engage in sales and marketing activities that promote sales accordance with the Company's new marketing initiative. Therefore, the Company was unable to generate adequate revenues to cover operating expenses. During the year, the officers and directors loaned a total of $ 67,594.00 to the Company. These loans were to be repaid out of company revenues or advances under the Standby Equity Distribution Agreement. The Company was unable to repay these obligations and these notes were in default as of October 1, 2005.

     The officers and directors were unable to loan the Company and further monies. There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005 we had no cash or cash equivalents of on hand as compared to $1,356 cash or cash equivalents at December 31, 2004. Our primary source of cash during the year ended December 31, 2005 consisted of revenues from sales of our products and a loan of $ 820,000

     Net cash used in operating activities was $(1,367,155) for the twelve months ended December 31, 2005 as compared to net cash used by operating activities of $53,248 for the twelve months ended December 31, 2004.

     Net cash used by investing activities was $129,754 during the twelve months ended December 31, 2005 as compared to $318,098 net cash used by investing activities during the twelve months ended December 31, 2004. The funds were used for the purchase of audio masters requiring expenditures for studio time voice talent.

     Net cash provided by financing activities during the twelve months ended December 31, 2005 was $1,495,553 as compared to net cash provided by financing activities in the amount of $341,912 for the twelve months ended December 31, 2004. We obtained a loan of $820,000, receiving $375,000 on April 1, 2005 and the remaining $445,000 on May 15, 2005, plus an additional $56,783 was put in by a directors of the Company, in the form of a Promissory Note Payable. PLEASE UPDATE

     George Lovato Jr. has a total of $20,969.80 as of September 21, 2005, in promissory notes. Don White as a total of $2,500.00 as of August 9, 2005, in promissory notes. David Poling has a total of $3,000.00 as of August 5, 2005 in promissory notes. No payments have been made on these notes. The interest rate of 10% will also apply security interest granted to the holders of our 6% Convertible Debentures.

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

     On April 1, 2005, the Company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. in the principal amount of $820,000. The Note has an annual interest rate equal to 24%. Contemporaneously with the execution of the Note, the Company Montgomery Equity Partners, Ltd. entered into a Security Agreement a Pledge Agreement. The Company received $375,000 of the principal amount of the Note on April 1, 2005 and did receive the balance of $445,000 in the second quarter 2005. The Note is secured by all of the Company's assets pursuant to the Security Agreement. In connection with the Note, the Company issued to Montgomery Equity Partners, Ltd. a warrant to purchase 375,000 shares of its common stock for a period of three (3) years at an exercise price equal to $0.001. The Company granted registration rights on the shares of common stock underlying the warrant. The Company did pay Yorkville Advisors Management, LLC a commitment fee equal to 10% of the gross proceeds of each of the above-referenced closing traunches. In addition, the Company paid to Yorkville Advisors Management, LLC a non-refundable structuring fee equal to $10,000, which was deducted from the proceeds from the first closing traunches. Pursuant to the terms of the Note, the Company had previously paid Yorkville Advisors Management, LLC a non-refundable due diligence fee equal to $2,500.

     On October 4, 2005, the Company received a letter from Montgomery Equity Partners, Ltd. notifying the Company that the Company has defaulted under the terms of that certain promissory note issued to Montgomery Equity Partners, Ltd. on April 1, 2005 as is fully described below and attached as Exhibit 99.5 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 2005. Pursuant to Section 4 of the Note, an interest payment in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of August, 2005. An additional payment of interest, also in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of September, 2005. Pursuant to
Section 3 of the Note, a principal payment in the amount of One Hundred Twenty Five Thousand Dollars ($125,000) was due and payable on September 1, 2005. Upon an event of default under the Note, the entire principal balance of Eight Hundred Twenty Thousand Dollars ($820,000) and accrued interest outstanding under the Note, and all other obligations of the Company under the Note, shall be immediately due and payable without any action on the part of Montgomery Equity Partners, Ltd. Interest shall accrue on the unpaid principal balance at twenty four percent (24%) or the highest rate permitted by applicable law, if lower, and Montgomery Equity Partners, Ltd. shall be entitled to seek and institute any and all remedies available to it. The Note is secured by certain Pledged Property as such term is defined in that certain Security Agreement, of even date with the Note, by and between the Company and Montgomery Equity Partners, Ltd. and the Note is also secured by shares of common stock of the Company which are owned by the Pledgor(s) as such term is defined in the Pledge and Escrow Agreement, of even date with the Note, by and between the Company and Montgomery Equity Partners, LtdBoth the Security Agreement and Pledge and Escrow Agreement are attached to the Company's Current Report on Form 8-K as filed with the SEC on April 14, 2005 as Exhibits 99.6 and 99.7, respectively.

     On October 7, 2005, Langsam Borenstein declared the Security Agreement in default and as of July 1, 2005, the amount owed was $319,142.33. Langsam Borenstein has requested and authorized management to liquidate the remaining finished inventory and duplication equipment. On November 8, 2005, Langsam Borenstein Partnership entered a confession of judgment for money with the Philadelphia County Court of Common Pleas, in the amount of $633,016.10 plus interest and costs, in connection with allegedly unpaid accounts, and pursuant to a security agreement. In December 2005, Langsam Borenstein Partnership entered into an assignment agreement with Montgomery Equity Partners, Ltd. Pursuant to that assignment agreement, Langsam Borenstein Partnership assigned to Montgomery Equity Partners, Ltd. all of Langsam Borenstein Partnership's rights, title, and interest in all the indebtedness of Americana Publishing, together with all related security interests. The confession of judgment is still pending before the Philadelphia County Court of Common Pleas, but all of Langsam Borenstein Partnership's interests in that judgment were assigned to Montgomery Equity Partners, Ltd.

     Our revenues decreased during the fourth quarter to $$1,493. This decrease is due to us not having adequate working capital in order to engage in sales and marketing activities that promote sales in accordance with our new marketing expenses. Therefore, we were unable to generate adequate revenues to cover operating expenses. During the year, the officer and director's loaned a total of $67,594.20 to us. These loans were to be repaid out of company revenues or SEDA (Standby Equity Distribution Agreement) advances. We were unable to repay these obligations and these notes are in default as of October 1, 2005. The former officers and directors were unable to loan the Company any further monies.

     On September 22, 2005, our registration statement filed on May 9, 2005, was declared effective in relation to the Standby Equity Distribution Agreement. We were made aware through legal counsel that the proceeds obtained under the Standby Equity Distribution Agreement, could not be utilized to repay Montgomery Equity Partners, Ltd. Promissory Note in accordance with the communication between Cornell Capital Partners, Ltd. and Securities and Exchange Commission. Subsequently, we filed an amendment clarifying no such payments would be paid from SEDA proceeds, to Montgomery Equity Partners, Ltd. We then requested an advance under the terms of the Standby Equity Distribution Agreement on September 30, 2005. The net proceeds were $13,216.00 which were insufficient to subsidize our continuing operations. In light of the Standby Equity Distribution Agreement, in conjunction with our low stock price and consequently, an inability to provide sufficient working capital, as well as, the defaults claimed by Montgomery Equity Partners, Ltd. on October 4, 2005 and Langsam Borenstein on October 7, 2005, in concomitant with a series of judgments awarded against us, on October 14, 2005, we ceased publishing operations.

     On December 31, 2005, we entered into that certain Settlement Agreement and Release (the "Settlement Agreement") with Action Media Group, LLC ("AMG"),
                ---------------------                                     ---
Joseph  D.  Agliozzo  ("JDA"),  Benjamin  L.  Padnos ("BLP") and Peter C. Ocampo
                        ---                            ---
("PCO",  and together with AMG, JDA and BLP, the "Members") pursuant to which we
  ---                                             -------
and  the  Members  (together,  the  "Parties"  and each a "Party") agreed (a) to
                                     -------               -----
terminate and have terminated that certain Purchase Agreement (the "SPA"), dated
                                                                    ---
April 19, 2004, and the Amendment thereto, dated March 25, 2005, whereby we had acquired all of the assets of AMG in consideration for the issuance of a total of 8,000,000 shares of our common stock to the Members and a Consulting Agreement equal to $37,500 with BLP, (b) to settle and compromise all claims between them, (c) that there shall be no further obligations by any of the Parties to another Party with respect to the SPA, (d) that the Members shall return to the Company's treasury all unsold shares issued pursuant to the SPA, however the Members shall be entitled to keep any proceeds generated from sales of any portion of the 8,000,000 shares, (e) that BLP shall be entitled to keep the consulting fees paid pursuant to the Consulting Agreement and (f) that we shall transfer all of the assets received from AMG pursuant to the SPA to BLP or another entity as designated by the Members; included in this transfer are (i) all source code used to power the action sports DVD rental service, Coreflix,
(ii) ownership of the Coreflix brand, (iii) the URL "Coreflix.com", (iv) the entire library of DVD inventory for the Coreflix service, (v) all mailing envelopes and other items related to the day-to-day operations of the Coreflix service and (vi) all hardware and equipment, including any computers, and other items.

     On February 27, 2005 we entered into that certain Settlement Agreement and General Release (the "Settlement Agreement II") with Montgomery Capital Partners
                      -----------------------
(together  with  the  Company,  the "ADBN Parties") on the one hand, and Addison
                                     ------------
Adams  ("AA"),  Erick  Richardson  ("ER"),  Nimish Patel ("NP"), Kevin Friedmann
         --                          --                    --
("KF"),  Mark  Abdou  ("MA"),  RP  Capital LLC ("RPC")and Richardson & Patel LLP
  --                    --                       ---
("R&P",  and  together with AA, ER, NP, KF, MA and RPC, the "RP Parties") on the
  ---                                                        ----------
other hand. Pursuant to the Settlement Agreement II, the ADBN Parties (a) made a cash payment to the RP Parties in an amount equal to $25,288.30.; such amount equals approximately 7.5% of the total amount owed by us to the RP Parties for loans, including interest through March 31, 2006, and unpaid legal fees and costs advanced by R&P (collectively, the "Obligations") and (b) shall cause
                                               -----------
shares of our common stock to be issued to the RP Parties equal to an aggregate of five percent (5%) of the restructured company (after taking into account any stock split, reverse stock split, stock dividend, conversion of outstanding debt into stock, payment of liabilities with stock in lieu of cash and exercise of any outstanding options, warrants or other convertible securities and agreements for the issuance of additional shares of stock). The ADBN Parties on one hand and the RP Parties on the other hand have discharged and released on e another from any and all claims arising out of the Obligations pursuant to the terms of the Settlement Agreement II.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December of 2004 the Financial Accounting Standard Board ("FASB") revised SFAS #123.

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

     Americana does not expect adoption of SFAS #123 to have a material impact, if any, on its financial position.

     In November of 2004 the Financial Accounting Standards Board ("FASB") issued SFAS #151, an amendment of ARB No. 43.

     This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

     Americana does not expect adoption of SFAS #149 to have a material impact, if any, on its financial position or results of operations.

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

     Americana does not expect adoption of SFAS #150 to have a material impact, if any, on its financial position or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                                                    Independent Auditor's Report

The Board of Directors and Shareholders
Americana Distribution, Inc. (Formerly Americana Publishing, Inc.) Manalapan, New Jersey 07726
March 10, 2006

I have audited the accompanying balance sheet of Americana Distribution, Inc. as of December 31, 2005 and the related statements of operations, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Americana Distribution, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and its current liabilities exceed its total current assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Philip H. Salchli, CPA
Houston, Texas

                                               Americana Distribution, Inc.
                                                      Balance Sheet
                             As of December 31, 2005
ASSETS
Current Assets                                                  2005
                                                    ----------------
  Cash and cash equivalents                         $            -0-
  Accounts Receivable, less allowance for doubtful
    accounts of $-0-                                             -0-
  Inventory                                                      -0-
  Prepaid and other current assets                            18,856
  Assets from discontinued operations                            -0-
                                                    ----------------
      Total Current Assets                          $         18,856
Property and Equipment, net                                      -0-
                                                    ----------------
TOTAL ASSETS                                        $         18,856
                                                    ================
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
  Accounts Payable                                  $        219,717
  Accrued expenses                                           295,485
  Notes Payable                                              176,794
  Convertible debt - related parties                       1,164,543
  Notes Payable - June Convertible Debt                      280,000
                                                    ----------------
      Total current liabilities                            2,136,539
Commitments and contingencies
Shareholder's deficit
  Preferred stock, no par
    20,000,000 shares authorized
    no shares issued and outstanding                               -
  Common stock, $0.001 par value
    500,000,000 shares authorized                                  -
    282,018,507 shares issued and outstanding                282,022
  Additional Paid-In Capital                              16,169,786
  Accumulated deficit                                    (18,569,491)
                                                    ----------------
      Total shareholder's deficit                         (2,117,683)
                                                    ----------------


TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT         $         18,856
                                                    =================

   The Accompanying Notes are an Integrated Part of these Financial Statements

                                                                 AMERICANA DISTRIBUTION, INC.
                                                                   STATEMENTS OF OPERATIONS
                                                               For the Years Ended December 31,

                                                                   2005               2004
Revenues                                                     $        334,995          1,229,978

Cost of goods sold                                                     92,753            503,647
                                                             -----------------  -----------------
Gross profit                                                          242,242            726,331

Operating expenses
    Depreciation and amortization                                     113,611            153,662
    Selling, general, and administrative (including stock-
      based compensation of $314,299 and $2,344,587)                1,908,080          3,524,078
                                                             -----------------  -----------------
      Total operating expenses                                      2,021,691          3,677,740
                                                             -----------------  -----------------
Loss from operations                                               (1,779,449)        (2,951,409)

Other income (expense)
    Miscellaneous Income                                                3,329              3,536
    Miscellaneous Expense                                            (586,778)           (38,831)
                                                             -----------------  -----------------
      Equipment W/O
        Total other income (expense)                                 (583,449)           (35,295)

Loss before extraordinary gain                                     (2,362,898)        (2,986,704)

Extraordinary Item
  Discharge of Bankruptcy - CMG                                           -0-         (2,166,803)
                                                             -----------------  -----------------
Net loss                                                           (2,362,898)          (819,901)

Basic and diluted loss per share
    From continuing operations                                              -   $           (.12)
    From discontinued operations                                            -                  -
                                                             -----------------  -----------------
        Total                                                               -   $           (.12)
                                                             =================  =================
Basic and diluted weighted-average shares outstanding                       -          6,398,984
                                                             =================  =================

   The accompanying notes are an integral part of these financial statements.

                                                           AMERICANA DISTRIBUTION, INC.
                                                   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                          For the Years Ended December 31,

                                                                      Additional
                                                   Common Stock         Paid-in      Retained
                                                Shares      Amount      Capital      Earnings      Total
Balance, December 31, 2003
  (after 40:1 reverse split)                  2,499,976       2,500  12,858,283   (15,386,644)  (2,525,861)
Issuance of common
  stock for purchase
  Of shares                                     100,000         100      50,150        50,250
Issuance of common
  stock to outside
  consultants in
  exchange for
  services rendered                           4,848,838       4,849   1,369,411     1,374,260
Issuance of common
  stock to Board
  of Directors                                5,787,500       5,787     960,713       966,500
Issuance of common
  stock to employees
  for services rendered                         368,250         366      79,353        79,719
Issuance of common
  stock for note
  conversions                                 3,357,360       3,358     329,558       332,916
Issuance of common
  stock for option
  exercises                                   1,550,000       1,550      21,700        23,250
Issuance of common
  stock in exchange
  for assets                                    138,000         138      88,531        88,669
Net Loss                                                                             (819,900)    (819,900)
Balance, December
  31, 2004                                   18,649,924      18,648  15,757,699   (16,206,544)    (430,244)


                                                                      Additional
                                                   Common Stock         Paid-in      Retained
                                                Shares      Amount      Capital      Earnings      Total
Issuance of common
  stock to Officers &
  Board of Directors                          4,674,250       4,676     134,066       138,742
Issuance of common
  stock to outside
  consultants in
  exchange for
  services rendered                          29,212,850      29,217     146,340       175,557
Note Conversion                               4,150,000       4,150      40,350        44,500
Issuance of common
  stock to employees                                650         -0-           6             6
Warrants Issued                                     -0-     128,440     128,440
Issuance of common
  stock for collateral                      201,200,000     201,200    (201,200)          -0-
Debt Restructing                                175,000     175,000
Shares issued for SEDA Funds                 24,130,833      24,131     (10,915)       13,216
Net Loss                                                                           (2,362,898)  (2,362,898)
Balance, December
  31, 2005                                  282,018,507     282,022  16,169,786   (18,569,442)  (2,117,681)

                                                              AMERICANA DISTRIBUTION, INC.
                                                                STATEMENTS OF CASH FLOWS
                                                             For the Years Ended December 31,

                                                                  2005             2004
Cash flows from operating activities
  Net loss from continuing operations                        $   (2,362,898)  $   (2,951,409)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                 113,611          153,662
      Allowance for doubtful accounts                               207,857          178,541
      Issuance of common stock to outside consultants
        in exchange for services rendered                           175,556        1,374,260
      Issuance of common stock to employees and
        members of the Board of Directors in exchange
        for services rendered                                       138,748          966,500
      Accounts receivable (Increase) Decrease                      (148,601)         (57,799)
      Inventory (Increase) Decrease                                 (50,186)          33,154
      Prepaid and other current assets (Increase) Decrease          (19,063)         (32,240)
      Debt Restructing                                              175,000                -
      Equipment W/O                                                 574,364                -
      Warrant Exp                                                   128,429                -
      Bad Debt Exp                                                   32,719                -
      Accounts payable Increase (Decrease)                          (11,141)          10,756
      Accrued expenses Increase (Decrease)                         (321,550)         228,914
                                                             ---------------  ---------------
Net cash used in operating activities                            (1,367,155)         (53,248)
Cash flows from investing activities
  Purchase of property and equipment                               (129,754)        (318,098)
                                                             ---------------  ---------------
Net cash provided by (used in) investing activities                (129,754)        (318,098)

Cash flows from financing activities
  Proceeds of notes payable                                  $    1,482,337   $      257,311
  Proceeds from sale of common stock                                 13,216           84,601
                                                             ---------------  ---------------
Net cash provided by financing activities                         1,495,553          341,912
                                                             ---------------  ---------------
Net decrease in cash and cash equivalents                            (1,356)         (29,434)

Cash and cash equivalents, beginning of year                          1,356           30,790

Cash and cash equivalents, end of year                       $            -   $        1,356

Supplemental disclosures of cash flow information

  Interest Accrued - continuing operations                   $            -   $            -

  Income taxes paid                                          $            -   $            -

                          AMERICANA DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

          General
          Americana Distribution, Inc. was organized as a Colorado corporation on April 17, 1997. Current management is restructuring the business of the company, this being the result of a diligent assessment of the viability of the core business.

NOTE 2 - GOING CONCERN

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2005 and 2004, the Company (as defined in Note 3) incurred losses of ($2,362,898) and ($2,318,359.84), respectively. In addition, as of
          December 31, 2005, its total current liabilities exceeded its total current assets by $2,117,683. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

         Advertising Expense
          The Company expenses advertising in the period the service was incurred. For the year ended December 31, 2005, advertising expense for continuing operations was approximately $10,334. For the year ended December 31, 2004, advertising expense for continuing operations was approximately $10,234.

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

          Recently  Issued  Accounting  Pronouncements

          Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3
          This  Statement  replaces  APB Opinion No. 20, Accounting Changes, and
          FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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


NOTE 4 - PROPERTY AND EQUIPMENT

          Property and equipment at December 31, 2005 consisted of the following:

          Due to the discontinuance of the audio book production, the Equipment has been written down to zero.

          Depreciation and amortization expense for continuing operations was $113,611 and $153,662 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 - WRITEDOWN OF ASSETS

          Due to the discontinuance of the audio book publishing, various assets were written off. Below are the amounts and where they were charged.

          Accounts Receivable in the amount of $24,516.67 was written off and charged to Bad Debt Expense.

          Property and Equipment was written off in the amount of $574,364 and charged to miscellaneous expense on the Statement of Operations.

          Inventory, consisting of audio books and raw material in the amount of $60,613.98 was written off against Cost of Sales, on the Statement of Operations.

NOTE 6 - NOTES PAYABLE

               Note Payable                           $  521,337

               Notes Payable - Convertible Debt 2004  $  280,000

               Note Payable - Montgomery Partners     $  820,000

                         Total                        $1,621,337

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases
          The Company has no lease commitments at this time.

          Rent expense was $38,262 and $57,227 for the years ended December 31, 2005 and December 31, 2004, respectively.

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

NOTE 9 - SHAREHOLDERS' DEFICIT

         Common Stock
          During the years ended December 31, 2005 and 2004, the Company sold 24,130,833 and 100,000 shares, respectively, of common stock for $13,216 and $50,000, respectively, under regulation 4(2). Regulation 4(2) provides for the sale of restricted shares of common stock without the preparation of a prospectus. The shares offered cannot be sold for a period of one year.

          During the years ended December 31, 2005 and 2004, the Company issued 4,674,250 and 6,153,750 shares, respectively, of common stock to employees and members of its Board of Directors for services rendered. Compensation expense of $138,748 and $996,500 was recorded with an offset to common stock and additional paid-in capital during the years ended December 31, 2005 and 2004, respectively.

         Common Stock (Continued)
          During the years ended December 31, 2005 and 2004, the Company issued 29,212,850 and 4,848,838 shares, respectively, of common stock to outside consultants and companies for services rendered. These shares were recorded at their fair market value at the time of issuance. Consulting expense of $175,557 and $1,378,086 was recorded with an offset to common stock and additional paid-in capital during the years ended December 31, 2005 and 2004, respectively.

NOTE 10  - INCOME TAXES

          A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 2004 and 2003 was as follows:

                                                                  2005      2004
               Income benefit computed at federal statutory tax
                 rate                                            (34.0)%      (34.0)%
               State taxes, net of federal benefit                 (5.0)        (5.0)
               Permanent differences                                6.0          6.0
               Valuation allowance                                 33.0         33.0

                   Total                                              -%           -%

               Significant components of the Company's deferred tax assets for income taxes consisted of the following at December 31, 2004
               Deferred tax assets
                 Net operating loss carry forward                         $7,374,315

               Less valuation allowance                                    7,374,315

                   Net deferred tax assets                                $        -



          As of December 31, 2005, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $9,470,868 and $8,150,770, respectively. The net operating loss carry forwards begin expiring in 2017.

NOTE 11 - RELATED PARTY TRANSACTIONS

          The Company entered into a financial consulting agreement with its Chairman/majority shareholder (see Note 7).

          The Company entered into an employment agreement with its Chairman/majority shareholder (see Note 7).

          The Company entered into an employment agreement with its Vice President/director (see Note 7).

          During the year ended December 31, 2005, the Company issued a total of 4,674,250 shares of common stock to various Board members, various officers/Board members, and the Chairman/majority shareholder valued at $138,742, which represents the fair market value.


NOTE 12 - DEBT DEFAULTMENT

          All  amounts  owed  by  Americana  Publishing,  Inc.  are  in default.

NOTE 13 - LITIGATION

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Donna Silverman, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation
Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and titles of each of our directors and executive officers and employees expected to make a significant contribution to Americana.

NAME                  AGE       POSITION
--------------------  --------  -----------------------------------------------------------
Donna Silverman        46       President, Chief Executive Officer, Chief Financial Officer
                                  and Director
Peter Nasca            57       Director
Mike Abri              44       Director

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

Effective October 3, 2005, Dr. David Poling amicably resigned his positions as Director and Vice-President of Americana and Mr. Jay Simon amicably resigned his positions as Director, Secretary and Treasurer of Americana.

Effective October 14, 2005, Mr. Jerome Ruther has amicably and formally resigned his position as a member of the Board of Directors of Americana.

Effective as of November 22, 2005, Mr. George Lovato, Jr. amicably resigned as Chief Executive officer and Chairman of the Board of Directors of Americana. Effective as of November 22, 2005, Mr. Don White amicably resigned as Chief Financial Officer, Vice-President and as a Director of Americana.

BIOGRAPHICAL INFORMATION

DONNA SILVERMAN. Ms. Silverman has served as the Company's President, Chief Executive Officer and Chief Financial Officer since December 19, 2005 and as a Director since October 21, 2005. Ms. Silverman also serves as a Director for Global IT Holdings, Inc. (OTC BB: GBTH.OB), Tech Laboratories, Inc. (OTC BB:
TCHL.OB). Ms. Silverman founded Stedman Walker, Inc. in 1996, a New York based firm which specializes in raising capital for businesses through debt and equity financing. Ms. Silverman is also a business consultant on a non-exclusive basis for Knightsbridge Capital. Ms. Silverman is experienced in the area of financing for small to medium sized businesses. Ms. Silverman's distinguished two (2) decade career began with the Wall Street investment firms of Jay W. & Kaufmann & Co. At Paulson Investment Company, a leading underwriter in the OTC market, Ms. Silverman spearheaded the launch of the firm's first east coast office. During her career she has owned and operated brokerage offices in New York, New Jersey, Florida and Georgia, creating and managing a sales force of more than 150 registered representatives. During that time Ms. Silverman was responsible for the successful implementation and completion of more than fifty (50) public underwritings.

PETER NASCA. Mr. Nasca has served as a Director of the Company since October 21, 2005. Mr. Nasca is also a senior-level public relations professional with extensive experience in the field. He is an accredited member of the Public Relations Society of America and a past president of the organization's Miami chapter. He has also held the positions of president-elect, secretary and treasurer, and has twice served as judge in the prestigious national Public Relations Society of America's Silver Anvil Award ceremonies. Prior to starting his own agency, Mr. Nasca was vice president and partner of a medium-sized Miami based agency. He has also served as president of one of the Southeast's largest public relations firms. He began his career in journalism in New York radio as a reporter and also spent four years at an NBC-TV affiliate as a general assignment reporter and anchor where he won several awards for journalistic excellence. He is a member of the National Investor Relations Institute (NIRI). A graduate of the University of Bridgeport, Mr. Nasca is listed in Who's Who in the South and Southwest and Who's Who Among Outstanding Business Executives. He has lectured on the field of Public relations at the University of Florida, University of Miami and Florida International University. He is a former member of the Board of Directors of Miami Subs Corporation (NASDAQ: SUBS) which was subsequently sold to Nathan's Famous, Inc. (NASDAQ: NATH). His column, "Mid-Life Conscious" appears monthly in "Life on Stage Magazine" published by Ft. Lauderdale's Atlantic Bank Center.

MIKE ABRI. Mr. Abri has served as a Director of the Company since October 21, 2005. Mr. Abri is also currently serving as a Director of Tech Laboratories, Inc. (OTC BB: TCHL.OB). Mr. Abri started his professional career as an insurance salesman for Transamerica, and subsequently he worked for Northstar Distributor, the primary wholesaler for Best Buy in its beginning stages. Mr. Abri then entered the retail rug business and has been a sales manager and owner of Oriental rug retail stores in various areas of the country (Cleveland, Ohio and Louisville Kentucky) since 1989 and in Minneapolis in 1991. Mike has knowledge of rugs and related floor coverings, and has been involved professionally in the industry for the last fifteen (15) years. Mr. Abri has particular expertise in identifying opportunities for the mass market from multiple floor and home d cor products, including high end knotted designs, mass market appeal, sourcing from different areas of the world and negotiating deals. He brings the skill to translate today's trends, color palettes, compositions, and designs into a customer focused approach to success. Mr. Abri is a graduate of the University of Minnesota with a bachelor's degree in Business Administration.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company's President as of the end of the 2005 fiscal year; (ii) the four other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2005 fiscal year whose annual salary and bonus exceeded $100,000; and (iii) up to two additional individuals who would be in category (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the "named executive officers"):

                                       ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                                          AWARDS                   PAYOUTS
(a)                       (b)     (c)     (d)         (e)           (f)             (g)        (h)          (i)
------------------------------------------------------------------------------  ------------------------------------
                                                                                SECURITIES
                                                                RESTRICTED      UNDERLYING     LTIP
NAME AND                        SALARY   BONUS   OTHER ANNUAL      STOCK          OPTIONS    PAYOUTS     ALL OTHER
PRINCIPAL POSITION       YEAR     ($)     ($)    COMPENSATION    AWARD(S)           ($)      SARS(1)   COMPENSATION
------------------------------------------------------------------------------  ------------------------------------
Donna Silverman           2005       --      --             --          --               --        --             --
President, CEO,CFO and    2004       --      --             --          --               --        --             --
Director(6)               2003       --      --             --          --               --        --             --

George Lovato             2005        0       0              0           0                0         0              0
CEO/Director              2004        0       0              0     569,000                0         0              0
                          2003        0       0              0       5,700 (2)            0         0              0

Jay Simon                 2005        0       0              0           0                0         0              0
Former                    2004        0       0              0      23,000                0         0              0
Sec/Treas/Director        2003        0       0              0           0                0         0              0

David Poling              2005        0       0              0           0                0         0              0
Former                    2004        0       0              0      76,750                0         0              0
Vice-Pres/Director        2003        0       0              0         500 (3)            0         0              0

Jerome Ruther             2005        0       0              0           0                0         0              0
Former Director(2)        2004        0       0              0      59,000 (4)            0         0              0
                          2003        0       0              0           0                0         0              0

Don White                 2005        0       0              0           0                0         0              0
Former CFO/Director       2004        0       0              0     151,000                0         0              0
                          2003        0       0              0       3,200  (5)           0         0              0


(1) No SARs were granted or exercised by any named executive officer in any of the last three fiscal years.


(2) During the 2003 fiscal year we issued 285,000 shares of our common stock, having a value of $5,700, to Mr. Lovato. The value of the stock was computed using the closing price on December 31, 2003, of $0.003 per share. The restricted stock award vested on the date of the grant.

(3) During the 2003 fiscal year we issued 25,000 shares of our common stock, having a value of $500, to Mr. David Poling. The value of the stock was computed using the closing price on December 31, 2003, of $0.003 per share. The restricted stock award vested on the date of the grant.


(4) Amounts paid to Mr. Ruther were paid for services performed for the Company in conjunction with the creation of our audio books division.

(5) During the 2003 fiscal year we issued 160,000 shares of our common stock, having a value of $3,200, to Mr. Don White. The value of the stock was computed using the closing price on December 31, 2003, of $0.003 per share. The restricted stock award vested on the date of the grant.

(6) Donna Silverman was appointed as Chief Executive Officer and Director on December 19, 2005.

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2004.

On January 1, 1999, Americana entered into an employment agreement with Mr. George Lovato, its President. The term of the agreement is one year, but the agreement may automatically be renewed each year for a period of three years unless either party elects to terminate it. Mr. Lovato is to receive compensation at the rate of $250,000 per year or 5% of our gross revenue, whichever is greater. Mr. Lovato will not receive any deferred compensation from Americana. Americana may not terminate the agreement if Mr. Lovato becomes disabled, ill or incapacitated. If Mr. Lovato dies during the term of employment, the Company must pay his estate the sum of $500,000 in fifty monthly installments of $10,000 each. Subject to certain events, including the sale of substantially all of our assets to a single purchaser and bankruptcy, among others, the Company may terminate the agreement upon 90 days written notice if it pays Mr. Lovato the sum of $500,000 in twelve consecutive monthly installments. Americana may terminate the agreement with cause with twelve months written notice. During the notice period, the Company must continue to pay Mr. Lovato the full amount of his compensation. Mr. Lovato will also receive a severance allowance of $250,000 made in twelve consecutive monthly installments beginning on the date of termination. Mr. Lovato may terminate his employment upon twelve months written notice to Americana.

Mr. Don White was paid $3,000 per month for his services as Chief Financial Officer. On November 1, 1999 we entered into an employment agreement with Mr. White. The agreement may be terminated for cause or on 90 days written notice. The agreement may not be terminated if Mr. White becomes disabled. If termination occurs due to certain corporate events, such as a sale of substantially all of our assets, the purchase of our stock in a transaction meant to take us "private", the termination of our business or the liquidation of our assets, or other enumerated events, we will be required to pay Mr. White the sum of $500,000 which may be paid in 12 consecutive monthly installments. If we terminate Mr. White's employment for cause, we will be required to pay him a severance payment of $250,000, which may be paid in 12 consecutive monthly installments. Mr. White may terminate his employment by giving us 12 months notice. If he terminates his employment, we will be required to pay Mr. White a severance payment of $250,000, which may be paid in 12 consecutive monthly installments.

Effective as of November 22, 2005, Mr. George Lovato, Jr. amicably resigned as Chief Executive officer and Chairman of the Board of Directors of Americana. Effective as of November 22, 2005, Mr. Don White amicably resigned as Chief Financial Officer, Vice-President and as a Director of Americana.

DIRECTORS

Our Board of Directors currently consists of 3 seats; however up to 9 may be elected to serve on the board. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

COMMITTEES

The Board of Directors has set up three committees as part of the compliance with new reporting regulations that were enacted under the Oxley-Sarbanes Act. The following is a list of committees that are presently active and staffed by independent directors of the company.

COMMITTEE                                        MEMBERS
--------------------------------------------------------------------------------
Audit Committee                                  None
Compensation Committee                           None

The Board of Directors has yet to determine its Audit Committee financial expert, which such expert is required to be "independent" under the Securities Exchange Act of 1934, as amended.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

Based on available information, we believe that all filings with respect to
Section 16(a) are current.

The following table contains information regarding options granted during the year ended December 31, 2005 to Americana's named executive officers.

                                      OPTIONS GRANT TABLE

                                                                         % TOTAL
                                  OPTIONS/SAR'S
                                NO. OF GRANTED TO
                                            SECURITIES     EMPLOYEES IN   EXERCISE
                                            UNDERLYING      YEAR ENDED     OR BASE
                                          OPTIONS/SAR'S    DECEMBER 31,     PRICE
                                             GRANTED           2005         ($PER    EXPIRATION
NAME                                           (#)             (%)         SHARE)       DATE
----------------------------------------  --------------  --------------  ---------  ----------
Donna Silverman                                       --              --         --          --
President, CEO, CFO and Director

George Lovato                                         --              --         --          --
Former CEO and Director

Jay Simon                                             --              --         --          --
Former Secretary, Treasurer and Director

David Poling                                          --              --         --          --
Former Vice-President and Director

Don White                                             --              --         --          --
Former CFO and Director

                                                                         % TOTAL
                                  OPTIONS/SAR'S
                                NO. OF GRANTED TO
                                            SECURITIES     EMPLOYEES IN   EXERCISE
                                            UNDERLYING      YEAR ENDED     OR BASE
                                          OPTIONS/SAR'S    DECEMBER 31,     PRICE
                                             GRANTED           2005         ($PER    EXPIRATION
NAME                                           (#)             (%)         SHARE)       DATE
----------------------------------------  --------------  --------------  ---------  ----------
Donna Silverman                                       --              --         --          --
President, CEO, CFO and Director

George Lovato                                         --              --         --          --
Former CEO and Director

Jay Simon                                             --              --         --          --
Former Secretary, Treasurer and Director

David Poling                                          --              --         --          --
Former Vice-President and Director

Don White                                             --              --         --          --
Former CFO and Director

The following table contains information regarding options exercised in the year ended December 31, 2005, and the number of shares of common stock underlying options held as of December 31, 2005, by Americana's named executive officers.

                              AGGREGATED OPTIONS/SAR EXERCISES
                                   IN LAST FISCAL YEAR AND
                             FISCAL YEAR END OPTIONS/SAR VALUES

                                                                       NUMBER OF
                                                                SECURITIES
                                                                UNDERLYING        IN THE
                                           SHARES              UNEXERCISED        MONTEY
                                          ACQUIRED            OPTIONS/SAR'S   OPTIONS/SAR'S
                                             ON      VALUE      AT FY END       AT FY END
NAME                                      EXERCISE  REALIZED       (#)             ($)
----------------------------------------  --------  --------  --------------  --------------
Donna Silverman                                 --        --              --              --
President, CEO, CFO and Director

George Lovato                                   --        --              --              --
Former CEO and Director

Jay Simon                                       --        --              --              --
Former Secretary, Treasurer and Director

David Poling                                    --        --              --              --
Former Vice-President and Director

Don White                                       --        --              --              --
Former CFO and Director

STOCK OPTION GRANTS IN THE PAST FISCAL YEAR

We have not issued any grants of stock options in the past fiscal year to any officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock as of March 31, 2006, by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

                                                          AMOUNT AND NATURE OF       PERCENTAGE OF
TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER    BENEFICIAL OWNERSHIP      COMMON STOCK(1)
--------------  ----------------------------------------  ------------------------  ---------------

Common Stock    Donna Silverman
                195 Route 9, Suite 204
                Manalapan, New Jersey 07226                         28,069,832 (2)           17.71%

Common Stock    Mike Abri
                195 Route 9, Suite 204
                Manalapan, New Jersey 07226                                 --                   0%

Common Stock    Peter Nasca
                195 Route 9, Suite 204
                Manalapan, New Jersey 07226                                 --                   0%

Common Stock    All Directors and Executive Officers
                as a Group (Three Persons)                          28,069,832 (2)           17.71%


Common Stock    Cornell Capital Partners, LP                        27,109,773               17.11%
                2999 N. E. 191st Street, PH2
                Aventura, FL 33180

Common Stock    Advantage Capital Development Corp.                 20,670,083               13.04%
                2999 N.E. 191st Street PH@
                Aventura, Florida 33180

Common Stock    Advantage Fund I Inc.                               20,670,083               13.04%
                c/o Advantage Fund I LLC
                2999 N. E. 191st Street, PH2
                Aventura, FL 33180

Common Stock    Alexy Resources LLC                                 14,702,720                9.28%
                c/o Newbridge Securities
                1451 West Cypress Creek Road, Suite 204
                Fort Lauderdale, FL 33309

----------

(1) Applicable percentage of ownership is based on 158,461,142 shares of common stock outstanding as of March 319, 2006 together with securities exercisable or convertible into shares of common stock within sixty (60) days of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Of these shares, Ms. Silverman beneficially owns 27,919,832 shares in her own name and 150,000 in her capacity as sole shareholder of Kennedy, Matthews Healy & Pecora, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 1, 1999, we entered into a Corporate Finance Consulting Agreement with B. H. Capital Limited, an entity owned and controlled by our President and Chief Executive Officer, Mr. George Lovato, Jr. The term of the agreement is for 5 years. This agreement requires us to pay a success fee to B.
H. Capital Limited for any financing obtained for Americana by B. H. Capital Limited. The success fee is calculated as 1% of the gross amount of financing raised.

     We pay B. H. Capital Limited a $3,000.00 monthly facility use fee for use of B. H. Capital Limited's office, personnel, and facilities. This agreement was also entered into on January 1, 1999 and had an initial term of 3 years. The lease is currently continuing on a month-to-month basis.

     In January 2000, we entered into a lease with Tierra Americana Real Estate, LLC, an entity controlled by our President and Chief Executive Officer, Mr. George Lovato, Jr., for the premises located at 142 Truman Street, Albuquerque, New Mexico. We use this space for offices and warehousing. We also sublet a portion of this space. The lease has a term of four years.

     In September, October and November 2001, our director, Jerome Ruther, loaned us $100,000, in each month, respectively. Each loan accrues interest at the rate of 30% per year. Interest is to be paid monthly and principle is to be paid one year from the date of the loan. No payments of principle or interest have been paid toward this obligation.

     In December 2001, our Chief Financial Officer and director, Don White, loaned us $10,000. The loan accrues interest at the rate of 30% per year. Interest is to be paid monthly and principle is to be paid one year from the date of the loan. No payments of principle or interest have been paid toward this obligation.

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

     During 2002, employees of Corporate Media Group, Inc. loaned money to Corporate Media Group, Inc. or its division, Visual Energy Studio. The loans totaled $83,397. The loans were not documented with promissory notes. Of this amount, $48,751 was loaned to Corporate Media Group by Richard Durand.

     Our former Chairman, George Lovato, Jr. allowed the use of various credit cards utilized to purchase certain raw materials and services. These short term loans are intended to be paid back as soon as funds are available. The total credit card loan amount is $24,026.17.

     B. H. Capital Limited purchased various duplication and packaging equipment and in turn leased this equipment back to the Company for a gross lease amount of $35,000. Lease payments are being made on a monthly basis of $1,700. This lease was executed in January of 2004 and is anticipated to terminate December of 2005.

     We have a business consulting agreement with Knightsbridge Capital, a firm which Ms. Donna Silverman, our current President, Chief Executive Officer, Chief Financial Officer and Director, serves as an independent consultant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


     None

(b) Reports of Form 8-K filed in fourth quarter of the fiscal year:

     On October 6, 2005, we filed an 8K based on the resignation of David Poling and Jay Simon. On October 7, 2005, we filed an 8K based on notification of default with Montgomery Equity Partners.
     On October 20, 2005, we filed an 8K based on the resignation of Jerome Ruther. On October 31, 2005, we filed an 8K based on the appointment of Donna Silverman, Peter Nasca and Michael Abri to our Board of Directors. On November 17, 2005, we filed an 8K based on notification of default with Langsam Borenstein Partnership.
     On December 20, 2005, we filed an 8K based on the resignation of George Lovato.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2005and 2004, we were billed approximately $41,500 and $ $35,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $$7,500 and $7,500.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005 and 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2005 and 2004, we were billed approximately $_0___ and $_0__ for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                          AMERICANA DISTRIBUTION, INC.

                             By: /s/ Donna Silverman
                                 Donna Silverman
                                 President, Secretary and Director


Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               TITLE                          DATE


/s/ Donna Silverman  President, Secretary and Director       March 31, 2006
-------------------
Donna Silverman

/s/ Peter Nasca      Director                                March 31, 2006
---------------
Peter Nasca

/s/                 President, Secretary and Director       March 31, 2006
---------------
Michael Abri

                          AMERICANA DISTRIBUTION, INC.
                            FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that Americana Distribution, Inc. ("Americana") filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with Americana, employees may be called upon to provide information to assure that Americana's public reports are complete, fair, and understandable. Americana expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to Americana's public disclosure requirements.

Americana's Finance Department bears a special responsibility for promoting integrity throughout Americana, with responsibilities to stakeholders both inside and outside of Americana. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Americana as a whole that ensures the fair and timely reporting of Americana's financial results and conditions. Because of this special role, the CEO, CFO, and all members of Americana's Finance Department are bound by Americana's Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.
- Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that Americana files with, or submits to, government agencies and in other public communications.
- Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.
- Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.
- Respect the confidentiality of information acquired in the course of one's work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.
- Share job knowledge and maintain skills important and relevant to stakeholders needs.
- Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.
- Achieve responsible use of, and control over, all Americana assets and resources employed by, or entrusted to yourself, and your department.
- Receive the full and active support and cooperation of Americana's Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.
- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of Americana's Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.