Form 10QSB
period 2006-03-31
AMERICANA PUBLISHING INC
filed 2006-05-17
CIK 1081751

U.S. SECURITIES and EXCHANGE
                       COMMISSION Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended March 31, 2006


                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ______________ to __________________


                        COMMISSION FILE NUMBER 000-25783

                          AMERICANA DISTRIBUTION, INC.
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

               195 Route 9 South, Suite 204, Manalapan, NJ 07726
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (973) 726-5240
                           (Issuer's telephone number)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |X| No |_|

As of May 16, 2006, there were 158,461,142 shares of common stock outstanding.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  Balance Sheets...................................................................       1

                  Statements of Operations ........................................................       2

                  Statements of Cash Flows.........................................................       3

                  Notes to Financial Statements....................................................    4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................    6 - 8

Item 3.  Controls and Procedures...................................................................       9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................      10

Item 2.  Changes in Securities.....................................................................      10

Item 3.  Defaults by the Company Upon its Senior Securities........................................      10

Item 4.  Submission of Matters to a Vote of Security Holders.......................................      10

Item 5.  Other Information.........................................................................      10

Item 6.  Exhibits and Reports on Form 8-K..........................................................      10

SIGNATURES         ................................................................................      11


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

                          Americana Distribution, Inc.
                                 Balance Sheets
                                      As of

                                                    March 31,            December 31,
                                                     2006                    2005
                                                  (unaudited)             (Audited)
                                                ---------------         -------------
ASSETS

Current Assets

    Cash and cash equivalents                   $          180          $        -0-
    Accounts receivable, less allowance
      for doubtful accounts of $129,727
      and $207,857, respectively                           -0-                   -0-
    Inventory                                              -0-                   -0-
    Prepaid and other current assets                       -0-                18,856
                                                ---------------         -------------


        Total Current Assets                               180                18,856

Property and Equipment, net                                -0-                   -0-

                                                ---------------         -------------
TOTAL ASSETS                                    $          180          $     18,856
                                                ===============         =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                                   219,717               219,717
    Accrued expenses                                   351,685               295,485
    Notes payable                                      176,794               176,794
    Notes payable - Officers and Directors           1,164,543             1,164,543
    Convertible debt - related parties                  30,000


 Notes Payable- June Convertible Debt                  280,000               280,000
                                                ---------------         -------------
       Total current liabilities                     2,222,739             2,136,539


Commitments and Contingencies

Shareholder's deficit
    Preferred stock, no par
      20,000,000 shares authorized
      0(unaudited)no shares issued and
        outstanding                                          -                     -
    Common stock, $0.001 par value
      500,000,000 shares authorized 407,811                                        -
      (unaudited) and 282,018,057
        shares issued and outstanding for
        March 31,2006 and December 31,2005             407,815               282,022
        respectively

    Additional paid-in capital                      16,348,688            16,169,786
    Accumulated deficit                            (18,979,062)          (18,569,491)
                                                  -------------         -------------
        Total shareholder's deficit                ( 2,222,559)          ( 2,117,683)
                                                  -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT      $         180          $     18,856
                                                 ==============         =============

                 See Accompanying Notes to Financial Statements.

                          Americana Distribution, Inc.
                            Statements of Operations
                                 For the Period

                                                Three Months        Three Months
                                                   Ended                Ended
                                               March 31, 2006     March 31, 2005
                                                 (unaudited)         (unaudited)

Revenues                                         $       -0-         $   228,671

Cost of goods sold                                       -0-              48,411
                                                  -----------        ------------
Gross profit                                             -0-             180,260
                                                  -----------        ------------

Operating expenses
   Compensation/Consulting Expense                   349,498             222,558
Depreciation and amortization                            -0-              41,408
   Selling, general, and administrative                3,872             257,203
                                                  -----------        ------------
      Total operating expenses                       353,370             521,169
                                                  -----------        ------------

Loss from operations                                (353,370)           (340,909)
                                                  -----------        ------------
Other Income(Expense)
   Miscellaneous Income                                                        -
   Miscellaneous Expense                                   -               2,516
   Interest Income
   Interest Expense                                  (56,200)                  -
                                                  -----------        ------------
       Total Other Income(Expense)                  ( 56,200)           (343,425)
                                                  -----------        ------------

Net(Loss)                                           (409,570)        $  (343,425)
                                                  ===========        ============

Net (Loss)                                          (409,570)           (343,425)

Basic and Diluted profit (loss) per share                  -               (.005)

                                                  ===========        ============
Basic and Diluted weighted-average                         -          68,421,906
  shares outstanding                              ===========        ============
                                                             (Post 40:1 reverse split)


                See Accompanying Notes to Financial Statements.

                          Americana Distribution, Inc.
                             Statement of Cash Flows
                                   (Unaudited)


                                                          Three Months          Three Months
                                                             Ended                 Ended
                                                         March 31, 2006         March 31, 2005

Cash Flows From Operating Activities:
   Net Income                                                (409,570)            (343,425)
   Adjustments to Reconcile Net Loss
    To Net Cash used in operating activities
     Depreciation and amortization                                -0-               41,408
     Gain from discharge of bankruptcy                                                 -0-
    Allowance for doubtful accounts                               -0-               78,130
     Capital Transactions                                                                -
     Issuance of Common Stock to outside
       consultants in exchange for services
       rendered                                               234,894               84,558
     Issuance of Common Stock to employees and
       members of the Board of Directors for
       services rendered                                       69,800              138,000
     (Decrease) Increase in Accounts Receivable                   -0-              (39,384)
     (Increase) Decrease Prepaid Expenses
                and Other Assets                               18,856               17,596
     Increase (Decrease)in Accounts Payable                       -0-               29,657
     (Increase) Decrease in Inventory                             -0-               21,265
     Increase (Decrease) in Accrued expenses                   56,200              (36,142)
                                                         -------------          -----------
Net Cash Used In Operating Activities                         (29,820)              (8,337)
                                                         -------------          -----------
Cash Flows From Investing Activities:

   Purchase of Property and Equipment                             -0-              (44,757)

                                                         -------------          -----------
Net Cash provided by Investing Activities:                        -0-              (44,757)
                                                         -------------          -----------
Cash Flows From Financing Activities:
   Proceeds from notes payable                                 30,000               49,142
   Payments on notes payable                                                             -
   Payments on capitalization lease obligations                                          -
   Proceeds from sale of Common Stock & Warrants
            & Note Conversions                                    -0-               18,500
                                                        --------------          -----------
Net Cash Provided by Financing Activities                      30,000               67,642
                                                        --------------          -----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                               180               14,548

Cash and Cash Equivalents at
  Beginning of Period                                             -0-                1,356
                                                        --------------          -----------
Cash and Cash Equivalents at
  End of Period
                                                        $         180               15,904
                                                        ==============          ===========

Supplemental disclosures of cash flow information

   Interest Paid                                                    -                7,000
                                                        ==============          ===========
   Income Tax paid                                      $           -           $        -
                                                        ==============          ===========

                See Accompanying Notes to Financial Statements.

                          AMERICANA DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006


NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements and related notes have been prepared by Americana Distribution, Inc., and are not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented, have been made. Certain reclassifications have been made to the prior year to conform with the current year's presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.


NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2005 and the three months ended March 31, 2006, the Company incurred losses of $2,362,898 and $409,570, respectively. In addition, as of March 31, 2006, its total current liabilities exceeded its current assets by $2,222,739, and its shareholders' deficit was $2,222,559. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In an ongoing effort to attain profitability, the Company routinely reviews staffing and production costs in the attempt to reduce cost of goods sold. This effort will continue on a monthly basis. In an attempt to improve revenues, the Company continues to seek both wholesale and retail outlets for its products, and to establish additional salespersons with industry contacts for distribution of the Company's products. To minimize costs, salespersons are sought who will act on an independent contractor basis with compensation based on earned commissions.


NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Summary of Statement No. 155

Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140

Summary

This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:

     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

     e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.


Summary of Statement No. 156

Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140

Summary

This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires and entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:

     a.   A  transfer  of  the  servicer's   financial  assets  that  meets  the
          requirements for sale accounting

     b. A transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities

     c. An acquisition or assumption of an obligation to services a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

2.   Requires  all  separately   recognized   servicing   assets  and  servicing
     liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities;

     a. Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

     b. Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.   Requires   separate   presentation   of  servicing   assets  and  servicing
     liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006 we had cash or cash equivalents of $180 on hand as compared to $0 in cash or cash equivalents at December 31, 2005. Our primary source of cash during the three month period ended March 31, 2006 consisted of a loan.

Net cash used in operating activities was $29,820 for the three month period ended March 31,2006 as compared to net cash used by operating activities of $8,337 for the Three month period ended March 31, 2005.

Net cash used by investing activities was $0 during the three month period ended March 31, 2006 as compared to $44,757 net cash used by investing activities during the three month period ended March 31, 2005. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

Net cash provided by financing activities during the three month period ended March 31, 2006 was $30,000 as compared to net cash provided by financing activities in the amount of $67,642 for the three month period ended March 31, 2005. We received the proceeds from a $30,000 note. During the three month period ended March 31, 2006 we accrued interest expense of $56,200 as compared to the three month period ended March 31, 2005 during which we accrued interest expense of $7,000.


Note 5. Stock Transactions

During the first three months of 2006 the Company issued 125,792,635 shares of common stock to various employees and consultants. The fair value of this stock was booked as compensation expense and consulting expense in the amount of $304,694.

Item 2. Management's Discussion Analysis of Financial Condition Results of Operations

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

     On January 9, 2006, we announced that Americana is restructuring and will be focusing on adding new products and distributing to a wider market segment. Americana Distribution currently has two (2) subsidiaries: Americana Licensing Holding Inc. and Americana Imports and Trading Inc. Americana Licensing is a license and royalty management company. The company's main focus is the implementation and expansion of comprehensive licensing programs designed to maximize royalty income for its clients. The company manages all aspects of royalty collection and distribution for its clients and sells licenses on their behalf. Americana Imports and Trading has emerged as a significant source of imported rugs and furniture in the Midwest. In the process, the company has expanded its realm of product mix from high-end Oriental rugs to more affordable home goods. Such diversity in products has been a key advantage in acquiring more and more of the market share, from small retailers to mass merchandisers. Americana Imports & Trading currently reflects a strong hold in supplying and/or manufacturing home decor goods to large nationwide chains such as Sam's Club, chain stores such as Slumberland, large retailers such as Becker Furniture World and numerous small retailers across the Midwest.

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

     We did not have any sales in the first quarter 2006. While we are still in the audio book business, we are reevaluating our efforts to market in a more direct manner to independent truck stops, offering other products in addition to the audio books. Through our subsidiary Americana Imports and Trading, we intend to present our product line to major national wholesalers, as well as to introduce the products of Americana Imports and Trading to independent truck stops.

     To date, the majority of our revenues have been earned from the sale of audio books, with sales of action sports DVDs accounting for only $25,707 in revenues during the twelve (12) months ended December 31, 2005.

SUBSEQUENT EVENT

On April 5, 2006, the Company's subsidiary, Americana Licensing, Inc., effectuated a stock purchase agreement and share exchange with R&R Licensing, Inc. pursuant to which Americana Licensing acquired all of the issued and outstanding shares of R&R Licensing. In consideration for all of the shares of R&R Licensing, Americana Licensing issued shares equal to eighty (80%) percent of the issued and outstanding shares of Americana Licensing to the R&R Licensing shareholders. Pursuant to the agreement, R&R Licensing became a wholly owned subsidiary of Americana Licensing. The following sets the business plan for R&R
Licensing:

R & R Licensing Holdings Inc. is a license and royalty management company. The company's main focus is the implementation and expansion of comprehensive licensing programs designed to maximize royalty income for its clients. The company manages all aspects of royalty collection and distribution for its clients and sells licenses on their behalf. In addition, the company manages licensing programs for corporations, brand owners, celebrities, athletes, inventors, artists, and designers.

Based in New York City, the company possesses extensive resources to help in the successful building of major brands, trademarks, products, characters, inventions and more. The company has established itself as a leader in licensing world heritage brands based on museum and palace properties, including the Historic Royal Palaces of England and the St. Petersburg Russian Museum Collection. Additionally, the company manages licensing programs for children's, corporate, celebrity, and other brands. R&R Licensing Holdings, Inc. was founded by pioneers of the licensing and other industries with a history reaching back over 30 years.

In accordance with the Agreement, the current directors of Americana Licensing resigned and Richard Blank, William Sherman and Robert Greener were appointed to the Board of Directors of Americana Licensing with Richard Blank appointed as Chairman of the Board of Directors. In addition, the current officers of Americana Licensing resigned and Richard Blank was appointed as Chief Executive Officer and Vice President; William Sherman was appointed as Chief Financial Officer and Treasurer and Robert Greener was appointed as President and Secretary.

Richard Blank, Chief Executive Officer, Vice President and Chairman of the Board of Directors

Mr. Blank has been in the licensing community for over twenty-five years. Over the course of his career, his efforts resulted in several million dollars for his clients. Mr. Blank's track record earned him the appointment as Vice

President and Secretary of the International Licensing Industry Merchandisers' Association, the organization responsible for overseeing the over $165 billion dollar licensing industry. Some of the companies and individuals with whom Mr. Blank has negotiated licensing deals include Hasbro, Mattel, Nabisco, Random House, 20th Century Fox, Michael Jackson, Roy Rogers, and artist Peter Max. These successful relationships established Mr. Blank as a prominent player in the licensing world and earned him the highest respect among major companies, inventors, manufacturers and famous personalities.

In addition to being a licensing executive, Mr. Blank is also an attorney. The areas of practice that Mr. Blank primarily focuses on are: Licensing, Sports and Entertainment, Intellectual Property, Copyright and Trademark, Publishing, Television, Marketing and Technology. He is also listed in Marquis' "Who's Who in America".

William Sherman, Chief Financial Officer, Treasurer and Director

Mr. Sherman has over 16 years of experience in business planning and development. As a consultant for a variety of industries, he has developed comprehensive plans for product and service distribution. Mr. Sherman possesses a unique background as a marketer, salesman, operations specialist, and technology expert. He has worked extensively in licensing for entertainment, media, technology, consumer products, and business-to-business service companies.

Mr. Sherman began his career in television, holding a variety of operational, analytical, marketing, and financial positions for companies including NBC, Showtime Networks, and AlphaStar Digital Television. He has successfully negotiated and managed licensing agreements for commercial and residential television networks and services. Later, as a consultant, he continued these efforts, creating domestic and international business expansion plans and initiating licensing agreements for clients including PBS, The Business Channel, and many start-up ventures.

As a technologist, Mr. Sherman has worked on the development of satellite television and data services as well as leading Internet companies. He devised and implemented plans for content licensing, structured corporate operations, defined pricing models, and licensed out software and hardware products.
Additionally, Mr. Sherman has worked extensively in the DRTV and ecommerce arena, licensing new consumer products and bringing them to market. Mr. Sherman is a graduate of the Cornell University School of Electrical Engineering.

Robert Greener, President, Secretary and Director

Mr. Greener has been practicing law for eighteen years. During this time he has built a reputation as an Intellectual Property specialist. By representing corporations, manufacturers, musicians, producers of music, plays and movies, celebrities, athletes, artists, and inventors. Mr. Greener has had dealings with all parties that would likely be involved in a licensing deal. Exposure to these individuals and entities provided Mr. Greener to the inner workings of licensing which prompted him to get more involved in this area.

Additionally, Mr. Greener is well versed in a wide array of fields of law. His practice includes the areas of Entertainment Law, Copyrights and Trademarks, Commercial and Transactional Law, Corporate Law and Commercial Litigation. He is a member of the New York State Entertainment, Sports, and Publishing Bar Association.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     Our revenues from operations for the three months ended March 31, 2006 were $0 as compared to revenues of $228,671 for the three months ended March 31, 2005. The reason for the drop in sales is due to the shift in marketing strategy, plus not having enough capital to fully implement the new plan. Instead of selling to truck stops through distributors, we are selling directly to the truck stops, to the truck drivers, through direct mail and email blasts. This strategy will result in far less returns and a higher gross profit. This shift in strategy requires more capital for sales and marketing efforts. We have not had adequate capital to deploy this plan and thus, there has been a decline in revenues.

     Our gross profit from operations for the three months ended March 31, 2006 were $0 as compared to $180,260 for the three months ended March 31, 2005. The decrease in gross profit from operations is attributable to the restructuring of our plan of operations.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, and other corporate expenses, including business development. Selling, general and administrative costs decreased by $253,331, to $3,872 for the three months ended March 31, 2005 as compared to $257,203 for the three months ended March 31, 2005. This decrease is primarily attributable the overall decrease in our business operations, the decrease in our management and employees and the decrease in our revenues. Operating expenses, consisting mainly of consulting expenses, increased by $126,940, to $349,498 for the three months ended March 31, 2005 as compared to $222,558 for the three months ended March 31, 2005.

     Our net ordinary loss from operations was $353,370 for the year three months ended March 31, 2006 as compared to a loss from operations of $340,909 for the three months ended March 31, 2005, an increase in ordinary loss of $12,461. The increase in net ordinary loss from operations was primarily due to the decrease in revenues attributable to the restructuring of our plan of operations.

     Our net loss for the three months ended March 31, 2006 was $409,570 as compared to $343,425 in net loss for the three months ended March 31, 2005. The increase in net loss resulted from the decrease in revenues attributable to the restructuring of our plan of operations and an additional interest expense.


GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 2006, the Company incurred operating losses of $353,370. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

     The Company did not generate any revenue during the three months ended March 31, 2006. This decrease is due to the Company restructuring of our plan of operations. Therefore, the Company was unable to generate adequate revenues to cover operating expenses. During the year ended December 31, 2005, the officers and directors loaned a total of $67,594.00 to the Company.

     The officers and directors were unable to loan the Company and further monies. There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2006, we had $180 in cash or cash equivalents on hand as compared to $15,904 cash or cash equivalents at March 31, 2005. Our primary source of cash during the three month period ended March 31, 2006 consisted of a loan.

     Net cash used in operating activities was $29,820 for the three months ended March 31, 2006 as compared to net cash used by operating activities of $8,337 for the three months ended March 31, 2005.

     Net cash used by investing activities was $0 during the three month period ended March 31, 2006 as compared to $44,757 net cash used by investing activities during the three month period ended March 31, 2005. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

Net cash provided by financing activities during the three month period ended March 31, 2006 was $30,000 as compared to net cash provided by financing activities in the amount of $67,642 for the three month period ended March 31, 2005. We received the proceeds from a $30,000 note.

During the three month period ended March 31, 2006 we accrued interest expense of $56,200 as compared to the three month period ended March 31, 2005 during which we accrued interest expense of $7,000.

ITEM 3. Controls Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 2. Changes in Securities

During the three months ended March 31, 2006, the Company issued 125,792,635 shares of common stock to various employees and consultants. The fair value of this stock was booked as compensation expense and consulting expense in the $304,694.


ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On or about March 8, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 91,231,234 shares representing approximately 58% of the 158,461,142 shares of the total issued and outstanding shares of voting stock of the Company (1) approving amendments to the Articles of Incorporation of the Company to changed the name of the Company to "Americana Distribution, Inc.," and to increase the maximum number of authorized shares of common stock two billion (2,000,000,000) shares of common stock at par value of $.001; and (2) approving the Company's 2006 Stock Incentive Plan.

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

-----------------------------

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


        (b)     Reports on Form 8-K

                The Company filed a Form 8K on January 12, 2006  disclosing  the
                financing   agreement  for  $980,000  with   Montgomery   Equity
                Partners, Ltd.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        Americana Distribution, Inc.

                                        By:  /s/ Donna Silverman
                                        ------------------------------
Date:  May 16, 2006                     Donna Silverman
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Chief Accounting Officer