Form 10QSB
period 2006-06-30
AMERICANA PUBLISHING INC
filed 2006-08-21
CIK 1081751

U.S. SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes | | No |X|

As  of  August  21,  2006,  there  were  774,594,439   shares  of  common  stock
outstanding.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Balance Sheets.............................................................  1

Statements of Operations ..................................................  2

Statements of Cash Flows...................................................  3

Notes to Financial Statements..............................................4 - 5

Item 2. Management's  Discussion and Analysis of Financial
Condition and Results of Operations........................................6 - 8

Item 3.  Controls and Procedures...........................................  9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 10

Item 2.  Changes in Securities............................................. 10

Item 3.  Defaults by the Company Upon its Senior Securities................ 10

Item 4.  Submission of Matters to a Vote of Security Holders............... 10

Item 5.  Other Information................................................. 10

Item 6.  Exhibits and Reports on Form 8-K.................................. 10

SIGNATURES         ........................................................ 11

PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

                           Americana Distribution, Inc.
                            Condensed Balance Sheets
                                      As of

                                                                                    June 30,     December 31,
                                                                                     2006            2005
                                                                                  (Unaudited)     (Audited)
                                                                                 ------------    ------------
ASSETS

Current Assets
    Cash and cash equivalents                                                    $        784    $

    Advance - Americana License                                                        25,000
    Prepaid and other current assets                                                                   18,856
                                                                                 ------------    ------------


        Total Current Assets                                                           25,784          18,856

Property and Equipment, net
                                                                                 ------------    ------------
TOTAL ASSETS                                                                     $     25,784    $     18,856
                                                                                 ============    ============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                                                                  219,717         219,717
    Accrued expenses                                                                  407,885         295,485
    Notes payable                                                                     169,794         176,794
    Notes payable - Officers and Directors                                            980,000
    Convertible debt - related parties                                                 30,000       1,164,543
    Notes Payable-June Convertible Debt                                               280,000         280,000
                                                                                 ------------    ------------
       Total current liabilities                                                    2,087,396       2,136,539



Shareholder's deficit
    Preferred stock, no par
      20,000,000 shares authorized
      0(unaudited) no shares issued and
        outstanding                                                                        --              --
    Common stock, $0.001 par value
      1,000,000,000 shares authorized                                                      --              --
      536,055,502(unaudited) and 282,018,507 shares issued and outstanding for
      June 30,2006 and December 31,2005,
      respectively                                                                    536,059         282,022
    Additional paid-in capital                                                     16,375,318      16,169,786
    Accumulated deficit                                                           (18,972,989)    (18,569,491)
                                                                                 ------------    ------------
        Total shareholder's deficit                                                (2,061,612)     (2,117,683)
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                       $     25,784    $     18,856
                                                                                 ============    ============


                 See Accompanying Notes to Financial Statements.

                           Americana Distribution, Inc.
                            Statements of Operations
                                 (Unaudited)

                                                            FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                                                ENDED JUNE 30             ENDED JUNE 30
                                                           2006             2005         2006         2005
                                                        ----------      ------------   -----------   ------------
Revenue                                                          0           306,041             0        351,253

Cost of Goods Sold                                               0            32,922             0        115,505
                                                        ----------      ------------   -----------   ------------
  Gross Profit                                                   0           273,119             0        235,748

Operating expenses
   Compensation/Consulting expense                         177,310           298,307       107,510        444,162
   Selling, general and
     administration                                         11,581           926,753         7,709        285,558
   Professional Fees                                       286,750            80,060         7,052         35,015
                                                        ----------      ------------   -----------   ------------
      Total operating expenses                             475,641         1,305,120       122,271        764,735

Loss from operations                                      (475,641)       (1,032,001)     (122,271)      (528,987)

Other Income (Expense)
  Interest Expense                                        (112,400)          (54,410)      (56,200)             -
  Cancellation of Debt                                     184,543            (2,638)      184,543         (3,100)
                                                        ----------      ------------   -----------   ------------
     Total other income (expense)                           72,143           (57,048)      128,343         (3,100)
                                                        ----------      ------------   -----------   ------------
Loss                                                      (403,498)       (1,089,049)         6072       (532,087)

                                                        ----------      ------------   -----------   ------------

                                                        ==========      ============   ===========   ============

Basic and diluted loss per share:
  From before extraordinary item                        $                $    (0.056)  $             $      (.003)
  After extraordinary item                              -----------      -----------   -----------   ------------
                                                        $                $             $         -
                                                        -----------      -----------   -----------   ------------

Basic and diluted
  weighted-average shares
  outstanding                                                             19,360,441                  236,582,541
                                                        ===========      ===========   ===========   ============


                See Accompanying Notes to Financial Statements.

                           Americana Distribution, Inc.
                       Condensed Statement of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended        Six Months Ended
                                                               June 30, 2006           June 30, 2005
                                                           --------------------    --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations                       $   (403,498)          $  (1,089,049)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation and amortization                                 80,060
     Issuance of common stock to board members
       and employees for services rendered                        137,299                 138,749
     Issuance of common stock to consultants
       for services rendered                                      326,760                     558
     Provision for allowance for doubtful accounts                 67,271
     (Increase) decrease in
       Accounts receivable                                         45,050
       Inventory                                                  (19,756)
       Prepaid expenses and other current assets                   25,000                 (32,737)
     Increase (decrease) in
       Account payable                                            (88,691)
       Accrued expenses                                          (156,777)                (63,435)
       Factor Payable                                             (59,843)
       Warrant Expense                                            128,429
                                                             ------------           -------------
      Net cash provided/used in operating
        activities                                                (71,216)               (734,394)
                                                             ------------           -------------
Net Cash Used by Operating Activities

Cash Flows From Investing Activities
   Purchase of property and equipment                                 -0-                 (92,632)
                                                             ------------           -------------

Net cash used in investing activities                                 -0-                 (92,632)
                                                             ------------           -------------

Cash flows from financing activities
  Proceeds from notes payable                                      30,000                 838,944
  Payments on notes payable                                            --                      --
  Proceeds from the sale of stock                                  42,200                      --
                                                             ------------           -------------

Net cash provided/used by financing
   activities                                                      72,000                 838,944

Net increase in cash and cash equivalents                             784                  11,918

Cash and cash equivalents, beginning of period                      1,356
                                                             ------------           -------------

Cash and cash equivalents, end of period                              784           $      13,274
                                                             ============           =============

Supplemental disclosures of cash flow information

  Interest paid                                              $                      $      15,000
                                                             ============           =============

  Income taxes paid                                          $         --           $          --

                See Accompanying Notes to Financial Statements.

                           AMERICANA DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 JUNE 30, 2006


NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements and related notes have been prepared by Americana Distribution, Inc., and are not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented, have been made. Certain reclassifications have been made to the prior year to conform with the current year's presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2005. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.



NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2005 and the three months ended June 30, 2006, the Company incurred losses of $2,362,898 and $403,498 respectively. In addition, as of June 30, 2006, its total current liabilities exceeded its current assets by $2,061,612, and its shareholders' deficit was $2,061,612. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In an ongoing effort to attain profitability, the Company routinely reviews staffing and production costs in the attempt to reduce cost of goods sold. This effort will continue on a monthly basis. In an attempt to improve revenues, the Company continues to seek both wholesale and retail outlets for its products, and to establish additional salespersons with industry contacts for distribution of the Company's products. To minimize costs, salespersons are sought who will act on an independent contractor basis with compensation based on earned commissions.


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

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006 cash or cash equivalents of $784 were on hand as compared to $0 in cash or cash equivalents at December 31, 2005. The primary source of cash during the three month period ended June 30, 2006 consisted of SEDA draws.

Net cash used in operating activities was $71,216 for the six month period ended June 30,2006 as compared to $734,394 for the six month period ended June 30, 2005.

Net cash used by investing activities was $0 during the six month period ended June 30, 2006 as compared to $92,632 net cash used by investing activities during the six month period ended June 30, 2005. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

Net cash provided by financing activities during the six month period ended June 30, 2006 was $72,200 as compared to net cash provided by financing activities in the amount of $838,944 for the six month period ended June 30, 2005.

Note 5. Stock Transactions

During the first six months of 2006 the Company issued 211,292,635 shares of common stock to various employees and consultants. The fair value of this stock was booked as compensation expense and consulting expense in the amount of $464,059.


Note 6. Cancellation of Debt

The debt to the factoring company was originally $344,543.17. This debt was settled for less than the principle amount and the balance of $184,543 was credited to "Cancellation of Debt" on the statement of operations.

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

     We did not have any sales in the first or second quarter 2006. Management attempted to locate a qualified candidate to operate the audio book division, but has been unsuccessful. Accordingly; we plan on discontinuing the audio division of our business; and we are currently interviewing firms specializing in the liquidation of CD's and cassettes.


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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Our revenues from operations for the three months ended June 30, 2006 were $0 as compared to revenues of $351,253 for the three months ended June 30, 2005. The reason for the drop in sales is due to the shift in marketing strategy, plus not having enough capital to fully implement the new plan. Instead of selling to truck stops through distributors, we are selling directly to the truck stops, to the truck drivers, through direct mail and email blasts. This strategy will result in far less returns and a higher gross profit. This shift in strategy requires more capital for sales and marketing efforts. We have not had adequate capital to deploy this plan and thus, there has been a decline in revenues.

     Our gross profit from operations for the three months ended June 30, 2006 were $0 as compared to $235,748 for the three months ended June 30, 2005. The decrease in gross profit from operations is attributable to the restructuring of our plan of operations.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, and other corporate expenses, including business development. Selling, general and administrative costs decreased by $277,849, to $7,709 for the three months ended June 30, 2006 as compared to $285,558 for the three months ended June 30, 2005. This decrease is primarily attributable to the overall decrease in our business operations, the decrease in our management and employees and the decrease in our revenues. Operating expenses, consisting mainly of consulting expenses, decreased by $642,464, to $122,271 for the three months ended June 30, 2005 as compared to $764,735 for the three months ended June 30, 2005.

     Our net ordinary loss from operations was $122,271 for the three months ended June 30, 2006 as compared to a loss from operations of $528,987 for the three months ended June 30, 2005, a decrease in ordinary loss from operations of $406,716. The decrease in net ordinary loss from operations was primarily due to a decrease in consulting expenses and selling, general, and administration expenses.

     Our net gain for the three months ended June 30, 2006 was $6,072 as compared to a net loss of $532,087 for the three months ended June 30, 2005, an increase in net gain of $538,159. The increase in net gain was primarily due to the cancellation of a debt.


GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended June 30, 2006, the Company incurred operating losses of $122,271. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

     The Company did not generate any revenue during the three months ended June 30, 2006. This decrease is due to the Company restructuring of our plan of operations. Therefore, the Company was unable to generate adequate revenues to cover operating expenses. During the year ended December 31, 2005, the officers and directors loaned a total of $67,594.00 to the Company.

     The officers and directors were unable to loan the Company and further monies. There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006, we had $784 in cash or cash equivalents on hand as compared to $13,274 cash or cash equivalents at June 30, 2005. Our primary source of cash during the three month period ended June 30, 2006 consisted of a loan.

     Net cash used by operating activities was $71,216 for the six months ended June 30, 2006 as compared to net cash used by operating activities of $734,394 for the six months ended June 30, 2005.

     Net cash used by investing activities was $0 during the six month period ended June 30, 2006 as compared to $92,632 net cash used by investing activities during the six month period ended June 30, 2005. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

     Net cash provided by financing activities during the six month period ended June 30, 2006 was $72,200 as compared to net cash provided by financing activities in the amount of $838,944 for the six month period ended June 30, 2005. We received the proceeds of $30,000 from a note and $42,200 from the sale of our common stock.

During the three month period ended June 30, 2006 we accrued interest expense of $56,200 as compared to the three month period ended June 30, 2005 during which we did not accrue interest expense.

ITEM 3. Controls Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

     During 2004, New Mexico counsel continues in the normal course of business Court scheduling to handle the District Court, Bernalillo County, New Mexico disputed matter previously disclosed, known as WBC, Inc. (raw materials dispute). Americana has filed its Counter Claim for damages. All pending claims in this matter have been dismissed.

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

In August, 2006, the Company settled the litigation matter of John Wagner Recording Studios, Inc. v. Americana Publishing, Inc. filed in the Second Judicial District Court, State of New Mexico, County of Bernalillo. The suit was regarding the non-payment of goods and services by the plaintiff to the company in the amount of $48,000. The plaintiff agreed to accept shares of the Company's common stock in lieu of the judment amount.


ITEM 2. Changes in Securities

During the three months ended June 30, 2006, the Company issued 211,292,635 shares of common stock to various employees and consultants. The fair value of this stock was booked as compensation expense and consulting expense in the amount of $464,059.



ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On or about June 2, 2006,  the Company  received  written  consents in lieu of a meeting of Stockholders from holders of 154,143,389 shares representing approximately 51% of the 304,811,142 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving amendments to the Articles of Incorporation of the Company (the "Amendment"), to
(i) designate 20,000,000 shares of the Company's preferred stock as blank check preferred stock pursuant to the terms of the Certificate of Designation attached as Exhibit B; and, (ii) increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to five billion (5,000,000,000) shares of common stock at par value of $.001 with no preemptive rights. These additional shares will have the same rights, privileges, preferences and restrictions as the Company's share of common stock which are currently authorized.

On or about June 2, 2006,  the Company  received  written  consents in lieu of a meeting of Stockholders from holders of 154,143,389 shares representing approximately 51% of the 304,811,142 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving the removal of Michael Abri as a member of the Board of Directors of the Company and appointing Craig Press as a member of the Board of Directors to fill the vacancy created by the removal of Mr. Abri.


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


     (b)   Reports on Form 8-K

     The Company filed a Form 8K on April 11, 2006 disclosing the stock purchase agreement and share exchange with R&R Licensing Holdings, Inc.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        Americana Distribution, Inc.

                                        By:  /s/ Donna Silverman
                                        -------------------------
Date:  August 21, 2006                  Donna Silverman
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Chief Accounting Officer