Form 10QSB
period 2006-09-30
AMERICANA PUBLISHING INC
filed 2006-11-20
CIK 1081751

U.S. SECURITIES and EXCHANGE
                       COMMISSION Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2006


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

                                     2999 NE 191 St.
                                   Penthouse 2
                               Aventura, FL 33180
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (973) 726-5240
                           (Issuer's telephone number)

                 195 Route 9 South, Suite 204, Manalapan, NJ 07726
               ---------------------------------------------------
                (Former name, former address, former fiscal year,
                          if changed since last report)

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

As of November 20, 2006, there were 1,017,594,439 shares of common stock outstanding.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Balance Sheets.............................................................1

Statements of Operations ..................................................2

Statements of Cash Flows...................................................3

Notes to Financial Statements..............................................4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................6 - 8

Item 3.  Controls and Procedures...........................................9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................10

Item 2.  Changes in Securities.............................................10

Item 3.  Defaults by the Company Upon its Senior Securities................10

Item 4.  Submission of Matters to a Vote of Security Holders...............10

Item 5.  Other Information.................................................10

Item 6.  Exhibits and Reports on Form 8-K..................................10

SIGNATURES         ........................................................11

PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

                          Americana Distribution, Inc.
                            Condensed Balance Sheets

                                                                      As of
                                             September 30,         December 31,
                                                2006                   2005
                                             (Unaudited)
ASSETS

Current Assets

    Cash and cash equivalents              $        1,035         $

    Prepaid and other current assets               37,914                18,856
                                           --------------         -------------


        Total Current Assets                       38,949                18,856

                                           --------------         -------------
TOTAL ASSETS                               $       38,949         $      18,856
                                           ==============         =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
    Accounts payable                              219,717               219,717
    Accrued expenses                              464,085               295,485
    Notes payable                                  98,294               176,794
    Convertible debt                            1,081,501             1,164,543
    Notes Payable-June Convertible Debt           280,000               280,000
                                           --------------         -------------
       Total current liabilities                2,143,597             2,136,539



Shareholder's deficit
    Preferred stock, no par
      20,000,000 shares authorized
      0(unaudited) no shares issued and
        outstanding                                     -                     -
    Common stock, $0.001 par value
      5,000,000,000 shares authorized                   -                     -
      1,017,594,439(unaudited) and
      282,018,507 shares issued and
      outstanding for
      September 30,2006 and December 31,
      2005, respectively                        1,017,598               282,022
    Additional paid-in capital                 16,145,996            16,169,786
    Accumulated deficit                       (19,268,242)          (18,569,491)
                                            -------------         -------------
        Total shareholder's deficit            (2,104,648)           (2,117,683)
                                            -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $      38,949         $      18,856
                                            =============         =============



                 See Accompanying Notes to Financial Statements.

                          Americana Distribution, Inc.
                            Statements of Operations
                                 For the Period

                                       FOR THE NINE MONTHS         FOR THE THREE MONTHS
                                        ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                       2006            2005          2006         2005
                                   (Unaudited)     (Unaudited)   (Unaudited)  (Unaudited)
                                   ----------      ----------    ----------   ----------
Revenue                                     0         333,501             0       27,460

Cost of Goods Sold                          0          32,236             0         (686)
                                   ----------      ----------     ---------    ---------
  Gross Profit                              0         301,265             0       28,146

Operating expenses
   Compensation/Consulting expense    337,810         298,307       160,500            0
   Selling, general and
     administration                   376,885       1,369,813        78,553      268,061
   Depreciation amortization                0         113,611             0       33,561
                                   ----------      ----------     ---------    ---------
      Total operating expenses        714,695       1,781,791       239,053      301,612

Loss from operations                 (714,695)     (1,480,466)     (239,053)    (273,466)

Other Income (Expense)
  Interest Expense                   (168,600)       (101,731)      (56,200)     (47,320)
  Other Income/Expense                184,543          (9,619)            0       (9,833)
                                   ----------      ----------     ---------    ---------
     Total other income (expense)      15,943        (111,350)      (56,200)     (54,300)
                                   ----------      ----------     ---------    ---------
Loss                                 (698,752)     (1,591,816)     (295,253)    (327,766)

                                   ----------      ----------     ---------    ---------
Net Loss                             (698,752)     (1,591,816)     (295,253)    (327,766)
                                   ==========      ==========     =========    =========

Basic and diluted loss per share:
  From before extraordinary item $                $    (0.008)   $            $    (.001)
  After extraordinary item
                                   ----------      ----------     ---------    ---------
                                 $                $         -    $            $        -
                                   ----------      ----------     ---------    ---------

Basic and diluted
  weighted-average shares
  outstanding                                     183,372,471                243,192,410
                                   ==========     ===========     =========  ===========

                See Accompanying Notes to Financial Statements.

                          Americana Distribution, Inc.
                        Condensed Statement of Cash Flows
                                   (Unaudited)


                                             Six Months Ended          Six Months Ended
                                             September 30, 2006        September 30, 2005
                                           --------------------      --------------------

Cash Flows From Operating Activities:
   Net Loss from continuing operations            $  ( 698,751)         $  (1,591,816)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
    Activities:
     Depreciation and amortization                          0                 113,611
     Issuance of common stock to board members
       and employees for services rendered             156,300                138,749
     Issuance of common stock to consultants
       for services rendered                           181,510                159,558
     Provision for allowance for doubtful accounts                             77,725
     (Increase) decrease in
       Accounts receivable                                   0                110,403
       Inventory                                             0                (10,975)
       Prepaid expenses and other current assets       (19,058)                (7,514)
     Increase (decrease) in
       Account payable                                       0                 (8,338)
       Accrued expenses                                168,600                (32,527)
       Warrant Expense                                       0                128,429
Debt Restructuring Expense                                   0                175,000
       Cancellation of Debt Income                     184,543                      0
                                                  ------------           ------------
      Net cash provided/used in operating
        activities                                     (26,856)              (747,695)
                                                  ------------           ------------
Net Cash Used by Operation Activities

Cash Flows From Investing Activities
   Purchase of property and equipment                        0               (129,754)
                                                  ------------           ------------

Net cash used in investing activities                        0               (129,754)
                                                  ------------           ------------

Cash flows from financing activities
  Proceeds from notes payable                                                 876,783
  Payments on notes payable                                  -                      -
  Proceeds from the sale of warrants                    27,891                      -
                                                  ------------           ------------

Net cash provided/used by financing
   activities                                           27,891                876,783

Net decrease in cash and cash equivalents                1,035                   (666)

Cash and cash equivalents, beginning of period               0                  1,356
                                                  ------------           ------------

Cash and cash equivalents, end of period                 1,035           $        690
                                                  ============           ============

Supplemental disclosures of cash flow information

  Interest paid                                   $          0           $          0
                                                  ============           ============

  Income taxes paid                               $          -           $          -

                See Accompanying Notes to Financial Statements.

                          AMERICANA DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006


NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements and related notes have been prepared by Americana Distribution, Inc., and are not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented, have been made. Certain reclassifications have been made to the prior year to conform with the current year's presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2005. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.



NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2005 and the three months ended September 30, 2006, the Company incurred losses of $2,362,898 and $(295,253) respectively. In addition, as of September 30, 2006, its total current liabilities exceeded its current assets by $2,104,647, and its shareholders' deficit was $2,104,647. These factors, among others, raise substantial doubt about its ability to continue as a going concern.


NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Summary of Statement No. 157

Fair Value Measurements

Summary

This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Summary of Statement No. 158

Employers' Accounting for Defined Benefit Pension and Other Postretirment Plans
- am amendment of FASB Statements No. 87,88,106,and 132 ( R )

Summary

This Statement improves financial reporting by requiring an employer to recognize the overfunded or Underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 cash or cash equivalents of $1,034 were on hand as compared to $0 in cash or cash equivalents at December 31, 2005. The primary source of cash during the three month period ended September 30, 2006 consisted of SEDA draws.

Net cash used in operating activities was $26,856 for the nine month period ended September 30,2006 as compared to $747,695 for the nine month period ended September 30, 2005.

Net cash used by investing activities was $0 during the nine month period ended September 30, 2006 as compared to $129,754 net cash used by investing activities during the nine month period ended September 30, 2005. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

Net cash provided by financing activities during the nine month period ended Septmeber 30, 2006 was $27,891 as compared to net cash provided by financing activities in the amount of $876,783 for the nine month period ended September 30, 2005.

Note 5. Stock Transactions

During the first nine months of 2006 the Company issued 634,031,765 shares of common stock to various employees and consultants. The fair value of this stock was booked as compensation expense and consulting expense in the amount of $337,809.


Note 6. Cancellation of Debt

The debt to the factoring company was originally $344,543.17. This debt was settled for less than the primary balance resulting in a savings of $184,543.

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

     We did not have any sales in the first, second, or third quarter 2006. While we are still in the audio book business, we are reevaluating our efforts to market in a more direct manner to independent truck stops, offering other products in addition to the audio books. Through our subsidiary Americana Imports and Trading, we intend to present our product line to major national wholesalers, as well as to introduce the products of Americana Imports and Trading to independent truck stops.

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


THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

     Our revenues from operations for the three months ended September 30, 2006 were $0 as compared to revenues of $333,501 for the three months ended September 30, 2005. The reason for the drop in sales is due to the shift in marketing strategy, plus not having enough capital to fully implement the new plan. Instead of selling to truck stops through distributors, we are selling directly to the truck stops, to the truck drivers, through direct mail and email blasts. This strategy will result in far less returns and a higher gross profit. This shift in strategy requires more capital for sales and marketing efforts. We have not had adequate capital to deploy this plan and thus, there has been a decline in revenues.

     Our gross profit from operations for the three months ended September 30, 2006 were $0 as compared to $301,265 for the three months ended September 30, 2005. The decrease in gross profit from operations is attributable to the restructuring of our plan of operations.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, and other corporate expenses, including business development. Selling, general and administrative costs decreased by $714,695, to $1,067,096 for the three months ended September 30, 2006 as compared to $1,781,791 for the three months ended September 30, 2005. This decrease is primarily attributable to the overall decrease in our business operations, the decrease in our management and employees and the decrease in our revenues.

     Our net ordinary loss from operations was $698,751 for the three months ended September 30, 2006 as compared to a loss from operations of $1,591,816 for the three months ended September 30, 2005, a decrease in ordinary loss from operations of $891,064. The decrease in net ordinary loss from operations was primarily due to a decrease in consulting expenses and selling, general, and administration expenses.

GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended September 30, 2006, the Company incurred operating losses of $698,752. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

     The Company did not generate any revenue during the three months ended September 30, 2006. This decrease is due to the Company restructuring of our plan of operations. Therefore, the Company was unable to generate adequate revenues to cover operating expenses. During the year ended December 31, 2005, the officers and directors loaned a total of $67,594 to the Company.

     The officers and directors were unable to loan the Company and further monies. There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2006, we had $0 in cash or cash equivalents on hand as compared to $690 cash or cash equivalents at September 30, 2005. Our primary source of cash during the three month period ended September 30, 2006 consisted of a loan.

     Net cash used by operating activities was $26,856 for the nine months ended September 30, 2006 as compared to net cash used by operating activities of $747,695 for the nine months ended September 30, 2005.

     Net cash used by investing activities was $0 during the nine month period ended September 30, 2006 as compared to $129,754 net cash used by investing activities during the nine month period ended September 30, 2005. The funds were used for the purchase of audio masters requiring expenditures for studio time and voice talent.

     Net cash provided by financing activities during the nine month period ended September 30, 2006 was $27,891 as compared to net cash provided by financing activities in the amount of $876,783 for the nine month period ended September 30, 2005.

     During the three month period ended September 30, 2006 we accrued interest expense of $56,200 as compared to the three month period ended September 30, 2005 during which we did not accrue interest expense.

ITEM 3. Controls Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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


ITEM 2. Changes in Securities

During the first three months of 2006, the Company issued 422,739,130 shares of common stock to various employees and consultants. The fair value of this stock was booked as compensation expense and consulting expense in the amount of $218,701.



ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.


ITEM 5. Other Information

None.

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


        (b) Reports on Form 8-K

            The Company filed a Form 8K on September 25, 2006 disclosing a change in directors.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        Americana Distribution, Inc.

                                        By:  /s/ Donna Silverman
                                        ------------------------------
Date:  November 20, 2006                Donna Silverman
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Chief Accounting Officer