Form 10KSB
period 2006-12-31
AMERICANA PUBLISHING INC
filed 2007-04-17
CIK 1081751

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006

Commission File #333-124724

AMERICANA DISTRIBUTION, INC.
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

84-1453702
(IRS Employer Identification Number)

18851 Northeast 29th Avenue, Suite 306, Aventura, Florida	33180
(Address of principal executive offices )	(Zip Code)

(973) 726-5240
(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 16, 2007, was: $256,676.

Number of shares of the registrant’s common stock outstanding as of April 16, 2007 is: 1,345,451,582

The Transfer Agent for the Company is National Stock Transfer.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Our Business

From October 1996 until April 1997, our predecessor operated as a development stage division of B.H. Capital Limited, engaging in publication design research, industry and competition research and demographic research. B.H. Capital Limited is an entity whose principal and sole owner is George Lovato, Jr., our former chairman, Chief Executive Officer and President. We were incorporated under the laws of the State of Colorado on April 17, 1997.

Historically, we have been a multi-media publishing company and wholesale product provider to media distributors, operating under the belief that consumers desire audio books, e-books, CD-ROMs or a downloadable digital file in addition to traditional print books and that many publishers in the United States are unable to, or choose not to, publish manuscripts in alternative formats. Therefore, we have historically published and sold audio books, print books and electronic books in a variety of genres, including mystery, western, personal development, spiritual and children’s publications. Books were selected for publication based on information that we receive from book buyers and from our network of wholesale distributors. We received manuscripts from independent authors, as well as from publishing houses. Historically we have also licensed the manuscripts we have published either directly from the author or from the publishing house. Currently, we hold license rights to over 500 titles and during 2004, we published over 160 titles. In the past our products were sold through a network of industry sector distributors who purchase the products from us wholesale.

On January 9, 2006, we announced that Americana is restructuring. On March 8, 2006, the Company received written consents, in lieu of a meeting of Americana stockholders, from holders of 91,231,234 shares of common stock representing approximately 58% of the 158,461,142 shares of the total issued and outstanding shares of voting stock of the Company approving an amendment to the Articles of Incorporation of the Company pursuant to which (i) changed the name of Company to “Americana Distribution, Inc.” and (ii) to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time increased to 2,000,000,000 shares of common stock at par value $0.01 with no preemptive rights.

Americana Distribution currently has two (2) subsidiaries: Americana Licensing Holding Inc. and Americana Imports and Trading Inc. Americana Licensing was a license and royalty management company, specifically for audio books. Americana Imports and Trading was an importer of rugs and furniture in the Midwest. We attempted to reevaluate our efforts to market in a more direct manner to independent truck stops, offering other products in addition to the audio books. Through our subsidiary Americana Imports and Trading, we intended to present our product line to major national wholesalers, as well as to introduce the products of Americana Imports and Trading to independent truck stops. However, while previous management tried to switch from marketing through distributors to direct marketing to truck stops, these strategies did not result in a sufficient increase in business prospects or revenues.

On April 5, 2006, our subsidiary, Americana Licensing, Inc., effectuated a stock purchase agreement and share exchange with R&R Licensing Holdings, Inc. pursuant to which Americana Licensing acquired all of the issued and outstanding shares of R&R Licensing. In consideration for all of the shares of R&R Licensing, Americana Licensing issued shares equal to eighty (80%) percent of the issued and outstanding shares of Americana Licensing to the R&R Licensing shareholders. Pursuant to the agreement, R&R Licensing became a wholly owned subsidiary of Americana Licensing. R & R Licensing Holdings Inc. is a license and royalty management company. The company's main focus is the implementation and expansion of comprehensive licensing programs designed to maximize royalty income for its clients. The company manages all aspects of royalty collection and distribution for its clients and sells licenses on their behalf. In addition, the company manages licensing programs for corporations, brand owners, celebrities, athletes, inventors, artists, and designers.

The subsidiary of R&R Licensing was unable to achieve any of the goals set forth in it’s business plan and as a result ceased operations in September of 2006.

The company is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and negotiating such a merger. However, if the company can not effect a non cash transaction, the registrant may have to raise funds through an offering of it’s securities. There is no assurance that the company will be able to raise such funds.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will commonly take the form of a merger, stock for stock exchange or stock for assets exchange. No assurances can be given that we will be successful in locating or negotiating with any such target company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, or the terms of the business combination, or as the nature of the target company.

Employees

As of April 16, 2007, we employ one (1) part time employee.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 18851 Northeast 29th Avenue, Suite 306, Aventura, Florida.

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

During the 3rd and 4th quarters of 2004, on appeal to the Federal District Court for the Eastern District, State of Tennessee, we secured a reversal of a decision made by the Bankruptcy Court in the CMG bankruptcy and related adversarial proceedings brought by Richard and Susan Durand. This order set aside the Bankruptcy Court’s finding of a default against us. We filed an answer to the Complaint and we have filed a counterclaim against both Richard Duran and Susan Durand for breach of contract and fraud. We are also asking the Federal District Court to either dismiss the proceeding filed there, or in the alternative to abstain from the matter, based upon the fact that in 2002 we filed an action in the District Court of Bernalillo County, New Mexico against Richard Durand and Susan Durand for breach of contract and fraud, which claims are identical to the claims subsequently brought in the Tennessee federal court. For all matters involving Durand and Americana, respective counsel are in final settlement discussions, with the expectation that all claims will be dismissed without judgment or liability of any nature, with each party paying their own and separate costs, during the second quarter of 2005.

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

During 2004, New Mexico counsel continues in the normal course of business Court scheduling to handle the District Court, Bernalillo County, New Mexico disputed matter previously disclosed, known as WBX (raw materials dispute). Americana has filed its Counter Claim for damages. The matter awaits the Court’s scheduling process.

During 2004, New Mexico counsel continues in the normal course of business Court scheduling to h le the Metropolitan Court (Small Claims Court), Bernalillo County, New Mexico disputed matter known as Duel Jamieson (voice talent dispute). We settled this matter by paying $350 to Mr. Jamieson.

Our New Mexico counsel will handle a demanded account from Demand Printing (print materials dispute). We terminated this vendor account in November 2004 for non-performance intend to seek recovery for compensatory consequential damages incurred. Currently, neither party has initiated litigation for recovery of accounts or damages. Demand Printing’s claim for unpaid account balance is for less than $10,000.

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

On August 24, 2005, Charlie O’Dowd was awarded a judgment from the Metropolitan Court in Bernalillo County, New Mexico, in the amount of $5667.00, for unpaid services rendered to the Company.

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

On October 4, 2005 Americana received a letter (the “Notice”) from Montgomery Equity Partners, Ltd. notifying the Company that the Company has defaulted under the terms of that certain promissory note issued to Montgomery Equity Partners, Ltd. on April 1, 2005 as is fully described below and attached as Exhibit 99.5 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 2005.

Pursuant to Section 4 of the note, an interest payment in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of August, 2005. An additional payment of interest, also in the amount of Sixteen Thousand Four Hundred Dollars ($16,400) was due and payable on the first (1st) day of September, 2005. Pursuant to Section 3 of the note, a principal payment in the amount of One Hundred Twenty Five Thousand Dollars ($125,000) was due and payable on September 1, 2005. Upon an event of default under the note, the entire principal balance of Eight Hundred Twenty Thousand Dollars ($820,000) and accrued interest outstanding under the Note, and all other obligations of the Company under the Note, shall be immediately due and payable without any action on the part of Montgomery Equity Partners, Ltd. Interest shall accrue on the unpaid principal balance at twenty-four percent (24%) or the highest rate permitted by applicable law, if lower, and Montgomery Equity Partners, Ltd. shall be entitled to seek and institute any and all remedies available to it. The Note is secured by certain Pledged Property, as such term is defined in that certain Security Agreement of even date with the Note, by and between the Company and Montgomery Equity Partners, Ltd., of which certain pledged shares are being held in escrow by Yorkville Advisors, LLC. The Note is also secured by shares of common stock of the Company which are owned by the Pledgor(s), as such term is defined in the Pledge and Escrow Agreement, of even date with the Note, by and between the Company and Montgomery Equity Partners, Ltd. Both the Security Agreement and Pledge and Escrow Agreement are attached to the Company’s Current Report on Form 8-K as filed with the SEC on April 14, 2005 as Exhibits 99.6 and 99.7, respectively.

On October 7, 2005, Langsam Borenstein declared the Security Agreement in default and as of July 1, 2005, the amount owed was $319,142.33. Langsam Borenstein has requested and authorized management to liquidate the remaining finished inventory and duplication equipment. On November 8, 2005, Langsam Borenstein Partnership entered a confession of judgment for money with the Philadelphia County Court of Common Pleas, in the amount of $633,016.10 plus interest and costs, in connection with allegedly unpaid accounts, and pursuant to a security agreement. In December 2005, Langsam Borenstein Partnership entered into an assignment agreement with Montgomery Equity Partners, Ltd. Pursuant to that assignment agreement, Langsam Borenstein Partnership assigned to Montgomery Equity Partners, Ltd. all of Langsam Borenstein Partnership’s rights, title, and interest in all the indebtedness of Americana Publishing, together with all related security interests. The confession of judgment is still pending before the Philadelphia County Court of Common Pleas, but all of Langsam Borenstein Partnership’s interests in that judgment were assigned to Montgomery Equity Partners.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2006, we received written consents in lieu of a meeting of Stockholders from holders of 154,143,389 shares representing approximately 51% of the 304,811,142 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving amendments to the Articles of Incorporation of the Company (the "Amendment"), to (i) designate 20,000,000 shares of our preferred stock as blank check preferred stock pursuant to the terms of the Certificate of Designation; and, (ii) increase the maximum number of shares of stock that we shall be authorized to have outstanding at any time shall be increased to five billion (5,000,000,000) shares of common stock at par value of $.001 with no preemptive rights.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S

COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

Our common stock began trading on The National Association of Securities Dealers, Inc. Electronic Bulletin Board (the “OTC Bulletin Board”) on November 8, 1999. Our ticker symbol is ADBN.OB. The following table represents the closing high and low bid information for our common stock during the last three fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

2006	High	Low
First Quarter	$0.0095	$0.0008
Second Quarter	$0.003	$0.0001
Third Quarter	$0.006	$0.0003
Fourth Quarter	$0.0012	$0.0002

2005	High	Low
First Quarter	$0.032	$0.009
Second Quarter	$0.032	$0.003
Third Quarter	$0.012	$0.004
Fourth Quarter	$0.0021	$0.0008

2004	High	Low
First Quarter	$1.00	$0.60
Second Quarter	$0.56	$0.03
Third Quarter	$0.17	$0.05
Fourth Quarter	$0.05	$0.02

There were approximately 246 holders of common stock as of April 17, 2007. We have not paid any dividends in the past and currently we have no plans to pay dividends in the foreseeable future.

Dividend Policy

No dividends have ever been declared by the Board of Directors of Americana on its common stock. At the present time Americana does not anticipate paying dividends, cash or otherwise, on it’s common stock in the foreseeable future. Future dividends will depend on earnings, if any, of Americana, its financial requirements and other factors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We determined in December that Americana is restructuring. Americana Distribution currently has two (2) subsidiaries: Americana Licensing Holding Inc. and Americana Imports and Trading Inc. Americana Licensing is a license and royalty management company.

Americana Distribution, Inc.

While previous management tried to switch from marketing through distributors to direct marketing to truck stops, these strategies did not result in a sufficient increase in business prospects or revenues.

Americana Licensing, Inc.

The subsidiary of R&R Licensing was unable to achieve any of the goals set forth in it’s business plan and as a result ceased operations in September of 2006.

The company is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and negotiating such a merger. However, if the company can not effect a non cash transaction, the registrant may have to raise funds through an offering of it’s securities. There is no assurance that the company will be able to raise such funds.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will commonly take the form of a merger, stock for stock exchange or stock for assets exchange. No assurances can be given that we will be successful in locating or negotiating with any such target company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, or the terms of the business combination, or as the nature of the target company.

We are determined to take advantage of the prospects for this re-organization. We will continue to maintain Americana as a fully reporting company and fully expect to proceed with our plans in the second quarter of this year.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Our revenues from operations for the year ended December 31, 2006 were $0 as compared to revenues of $334,995 for the year ended December 31, 2005. The reason for the drop in sales is due to the shift in strategy, plus not having enough capital.

Our gross profit from operations for the fiscal year ended December 31, 2006 decreased to $0 as compared to $242,242 for the fiscal year ended December 31, 2005. Our gross margin percent decreased to 0% in fiscal year 2006 from 45% in fiscal year 2005. The decrease in gross profit from operations is attributable to the shift in strategy.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, consultants and professional fees, recruitment expenses, and other corporate expenses, including business development. Selling, general and administrative costs decreased by $1,082,969 to $825,111 for the year ended December 31, 2006 as compared to $1,908,080 for the year ended December 31, 2005, a 57 % decrease. This decrease is primarily attributable the overall decrease in our business operations, the decrease in our management and employees and the decrease in our revenues.

Our net ordinary loss from operations was $825,111 for the year ended December 31, 2006 as compared to a loss from operations of $1,779,449 for the year ended December 31, 2005, an decrease in ordinary loss of $954,338. This decrease is primarily attributable the overall decrease in our business operations, the decrease in our management and employees and the decrease in our revenues.

Our net loss for the year ended December 31, 2006 was $(856,368) as compared to $(2,362,898) in net loss for the year ended December 31, 2005. The increase in net loss resulted from the fact that in 2005 we had some revenue.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2006, the Company incurred operating losses of $856,368. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The Company's average monthly revenues decreased during 2006 to $0, a decline of $27,916 per month, compared to the twelve months ended December 31, 2005. This decrease is primarily attributable the overall decrease in our business operations, the decrease in our management and employees and the decrease in our revenues. Therefore, the Company was unable to generate adequate revenues to cover operating expenses. During the year, the officers and directors loaned a total of $67,594.00 to the Company. These loans were to be repaid out of company revenues. The Company was unable to repay these obligations and these notes were in default as of October 1, 2005.

The officers and directors were unable to loan the Company and further monies. There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006 we had $1034 cash or cash equivalents of on hand as compared to $0 cash or cash equivalents at December 31, 2005. We had no cash during the year.

Net cash used in operating activities was $(123,483) for the twelve months ended December 31, 2006 as compared to net cash used by operating activities of $(1,367,155) for the twelve months ended December 31, 2005.

Net cash used by investing activities was $0 during the twelve months ended December 31, 2006 as compared to $129,754 net cash used by investing activities during the twelve months ended December 31, 2005.

Net cash provided by financing activities during the twelve months ended December 31, 2006 was $124,517 as compared to net cash provided by financing activities in the amount of $1,495,553 for the twelve months ended December 31, 2005. We obtained a loan of $44,902, plus an additional $79,615 from stock sales.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SFAS NO. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

EITF 00-19.2--In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this pronouncement will have on its financial statements if any.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

Independent Auditor's Report

The Board of Directors and Shareholders
Americana Distribution, Inc. (Formerly Americana Publishing, Inc.)
Sparta, New Jersey

I have audited the accompanying balance sheet of Americana Distribution, Inc. as of December 31, 2006 and the related statement of operations, statement of shareholders’ equity (deficit), and statement of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Americana Distribution, Inc as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Philip H. Salchli, CPA
Houston, Texas

Americana Distribution, Inc.
Balance Sheet
As of December 31, 2006

ASSETS

Current Assets	2006
Cash and cash equivalents	$1,034

Total Current Assets	1,034

Property and Equipment, net	-0-
TOTAL ASSETS	$1,034
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts Payable	$219,717
Accrued expenses	520,285
Notes Payable	1,169,793
Notes Payable - June Convertible Debt	280,000
Total current liabilities	2,189,795

Commitments and contingencies

Shareholder's deficit
Preferred stock, no par
20,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $0.001 par value
5,000,000,000 shares authorized	-
1,239,724,229 shares issued and outstanding	1,239,749
Additional Paid-In Capital	16,006,348
Accumulated deficit	(19,434,858)
Total shareholder's deficit	(2,188,761)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,034

The Accompanying Notes are an Integrated Part of these Financial Statements

AMERICANA DISTRIBUTION, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2006	2005

Revenues	$-0-	$334,995

Cost of goods sold	-0-	92,753
Gross profit	-0-	242,242

Operating expenses
Depreciation and amortization	-0-	113,611
Selling, general, and administrative (including stock-
based compensation of $749,263 and $314,299)	825,111	1,908,080
Total operating expenses	825,111	2,021,691
Loss from operations	(825,111)	(1,779,449)

Other income (expense)
Cancellation of Debt	184,543	-0-
Miscellaneous Income	-0-	3,329
Miscellaneous Expense	(224,800)	(586,778)
Interest Expense
Total other income (expense)	(40,257)	(583,449)

Net loss	(865,368)	(2,362,898)
Basic and diluted loss per share	-	-
From continuing operations	-	-
From discontinued operations	-	-
Total	-	-

Basic and diluted weighted-average shares outstanding	-	-

The accompanying notes are an integral part of these financial statements.

AMERICANA DISTRIBUTION, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December
31, 2004	18,649,924	18,648	15,757,699	(16,206,544)	(430,244)
Issuance of common
stock to Officers &
Board of Directors	4,674,250	4,676	134,066		138,742
Issuance of common
stock to outside
consultants in
exchange for
services rendered	29,212,850	29,217	146,340		175,557
Note Conversion	4,150,000	4,150	40,350		44,500
Issuance of common
stock to employees	650	-0-	6		6
Warrants Issued	-0-		128,440		128,440
Issuance of common
stock for collateral	201,200,000	201,200	(201,200)		-0-
Debt Restructing			175,000		175,000
Shares issued for SEDA Funds	24,130,833	24,131	(10,915)		13,216
Net Loss			(2,362,898)	(2,362,898)
Balance, December
31, 2005	282,018,507	282,022	16,169,786	(18,569,442)	(2,117,681)
Shares issued to officers
& board of directors	131,919,832	131,919	27,381		159,300
Shares issued to consultants &
Professionals for services	624,261,724	624,262	(100,790)		523,472
Shares issued for SEDA draws	101,544,166	101,544	(20,029)		81,515
Shares issued in exchange
For note conversion	100,000,000	100,000	(70,000)		30,000
Net Loss				(865,368)	(865,368)
Balance, December
31, 2006	1,239,724,229	1,239,747	16,006,348	(19,434,810)	(2,188,762)

AMERICANA DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2006	2005
Cash flows from operating activities
Net loss from continuing operations	$(865,368)	$(2,362,898)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	-0-	113,611
Allowance for doubtful accounts	-0-	207,857
Issuance of common stock to outside consultants
in exchange for services rendered	523,472	175,556
Issuance of common stock to employees and
members of the Board of Directors in exchange
for services rendered	159,300	138,748
Accounts receivable (Increase) Decrease	-0-	(148,601)
Inventory (Increase) Decrease	-0-	(50,186)
Prepaid and other current assets (Increase) Decrease	(18,856)	(19,063)
Debt Restructing	-0-	175,000
Cancellation of Debt	(184,543)	-0-
Equipment W/O	-0-	574,364
Warrant Exp	-0-	128,429
Bad Debt Exp	-0-	32,719
Accounts payable Increase (Decrease)	-0-	(11,141)
Accrued expenses Increase (Decrease)	224,800	(321,550)
Net cash used in operating activities	(123,483)	(1,367,155)
Cash flows from investing activities
Purchase of property and equipment	-0-	(129,754)
Net cash provided by (used in) investing activities	-0-

Cash flows from financing activities
Proceeds of notes payable	44,902	$1,482,337
Proceeds from sale of common stock	79,615	13,216
Net cash provided by financing activities	124,517	1,495,553
Net decrease in cash and cash equivalents		(1,356)

Cash and cash equivalents, beginning of year	-0-	1,356

Cash and cash equivalents, end of year	$1,034	$-0-

Supplemental disclosures of cash flow information

Interest Accrued - continuing operations	$-	$-

Income taxes paid	$-	$-

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General
Americana Distribution, Inc. was organized as a Colorado corporation on April 17, 1997. Current management is restructuring the business of the company, this being the result of a diligent assessment of the viability of the core business.

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2006 and 2005, the Company (as defined in Note 3) incurred losses of ($865,368) and ($2,362,898), respectively. In addition, as of December 31, 2006, its total current liabilities exceeded its total current assets by $2,188,761. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expense

The Company expenses advertising in the period the service was incurred. For the year ended December 31, 2006, advertising expense for continuing operations was approximately $0. For the year ended December 31, 2005, advertising expense for continuing operations was approximately $10,334.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilitiesf or the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

Due to the discontinuance of the audio book production, the Equipment has been written down to zero.

Depreciation and amortization expense for continuing operations was $0 and $113,611 for the years ended December 31, 2006 and 2005, respectively.

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 5 - NOTES PAYABLE

Note Payable	$1,169,793

Notes Payable - Convertible Debt	$280,000
Total	$1,449,793

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has no lease commitments at this time.

Rent expense was $0 and $38,262 for the years ended December 31, 2006 and December 31, 2005, respectively.

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

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 8 - SHAREHOLDERS' DEFICIT

Common Stock
During the years ended December 31, 2006 and 2005, the Company sold 101,544,166 and 24,130,833 shares, respectively, of common stock for $81,515 and $13,216, respectively, under regulation 4(2). Regulation 4(2) provides for the sale of restricted shares of common stock without the preparation of a prospectus. The shares offered cannot be sold for a period of one year.

During the years ended December 31, 2006 and 2005, the Company issued 131,919,832 and 4,674,250 shares, respectively, of common stock to employees and members of its Board of Directors for services rendered. Compensation expense of $159,300 and $138,748 was recorded with an offset to common stock and additional paid-in capital during the years ended December 31, 2006 and 2005, respectively.

During the years ended December 31, 2006 and 2005, the Company issued 624,261,724 and 29,212,850 shares, respectively, of common stock to outside consultants and companies for services rendered. These shares were recorded at their fair market value at the time of issuance. Consulting expense of $523,472 and $175,557 was recorded with an offset to common stock and additional paid-in capital during the years ended December 31, 2006 and 2005, respectively.

NOTE 9 - INCOME TAXES

A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 2004 and 2003 was as follows:

	2006	2005
Income benefit computed at federal statutory tax
rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(5.0)	(5.0)
Permanent differences	6.0	6.0
Valuation allowance	33.0	33.0

Total	-%	-%

Significant components of the Company's deferred tax assets for income taxes consisted of the following at December 31, 2004

Deferred tax assets
Net operating loss carry forward	$8,201,768

Less valuation allowance	8,201,768

Net deferred tax assets	$-

As of December 31, 2006, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $10,298,321 and $8,978,223, respectively. The net operating loss carry forwards begin expiring in 2017.

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company entered into a financial consulting agreement with its Chairman/majority shareholder (see Note 7).

The Company entered into an employment agreement with its Chairman/majority shareholder (see Note 7).

The Company entered into an employment agreement with its Vice President/director (see Note 7).

During the year ended December 31, 2005, the Company issued a total of 131,919,832 shares of common stock to various Board members, various officers/Board members, and the Chairman/majority shareholder valued at $159,300 which represents the fair market value.

NOTE 11 - DEBT DEFAULTMENT

All amounts owed by Americana Publishing, Inc. are in default.

NOTE 12 - LITIGATION

NOTE 13 - SUBSEQUENT EVENTS

On April 2, 2007, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (the "Investor"). Pursuant to the Agreement, the Company issued to the Investor a total of Sixty Five Thousand Seven Hundred Dollars ($65,700) of secured convertible debentures which shall be convertible into shares of the Company's common stock, par value $0.001 which was funded on the Closing Date for a total purchase price of up to Sixty Five Thousand Seven Hundred Dollars ($65,700). The conversion price of the convertible debentures is the lesser of (a) $0.0002 or (b) seventy five percent (75%) of the lowest Closing Bid Price during the ten (10) Trading Days immediately preceding the Conversion Date. In addition, Company issued a warrant to the Investor to purchase up to 328,500,000 shares of the Company's common stock at $0.0002 per share. The warrant is exercisable for five years from the date of issuance.

The Company is obligated to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Convertible Note and Warrant within 30 days after the closing date. In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing date. The Company shall have an ongoing obligation to register additional shares of our common stock as necessary.

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

Name	Age	Position
Donna Silverman	48	President, Chief Executive Officer, Chief Financial Officer and Director
Jeffrey Sternberg	57	Director
Craig Press	60	Director

All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified. None of our Directors, nor our outsider Advisors, currently receive any form of cash compensation for their participation on the Company’s Board of Directors. At the chairman’s discretion he may award stock and/or stock options to the Directors in lieu of cash compensation for services rendered.

The officers of the Company are appointed by the Board of Directors at the first meeting after each annual meeting of the Company’s shareholders, and hold office until their death, or until they shall resign or have been removed.

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

Effective June 2, 2006, Mr. Michael Abri was removed from his position as Director of Americana.

Effective September 18, 2006, Mr. Peter Nasca has amicably and formally resigned his position as a member of the Board of Directors of Americana.

Biographical Information

Donna Silverman. Ms. Silverman has served as the Company’s President, Chief Executive Officer and Chief Financial Officer since December 19, 2005 and as a Director since October 21, 2005. Ms. Silverman also serves as a Director for Global IT Holdings, Inc. (OTC BB: GBTH.OB), Tech Laboratories, Inc. (OTC BB: TCHL.OB). Ms. Silverman founded Stedman Walker, Inc. in 1996, a New York based firm which specializes in raising capital for businesses through debt and equity financing. Ms. Silverman is also a business consultant on a non-exclusive basis for Knightsbridge Capital. Ms. Silverman is experienced in the area of financing for small to medium sized businesses. Ms. Silverman’s distinguished two (2) decade career began with the Wall Street investment firms of Jay W. & Kaufmann & Co. At Paulson Investment Company, a leading underwriter in the OTC market, Ms. Silverman spearheaded the launch of the firm’s first east coast office. During her career she has owned and operated brokerage offices in New York, New Jersey, Florida and Georgia, creating and managing a sales force of more than 150 registered representatives. During that time Ms. Silverman was responsible for the successful implementation and completion of more than fifty (50) public underwritings.

Craig S. Press. Mr. Craig Press was appointed to our Board of Directors on June 2, 2006. From 1996 to the present, Mr. Press has been the Vice President and head of operations for Georal International, Corp. and AJR International, Ltd., both located in Whitestone, New York. His responsibilities include the oversight and management of day to day operations of both company's employees, its sales, marketing, public relations and construction, of all of the company's products and services. Additionally, he is responsible for the day to day operations of the company's California facility and its personnel as well. Mr. Press also maintains control of the company's contacts with federal, state and municipal organizations as well as major real estate, banking and industrial corporations. Mr. Press is also a security consultant for anti-terrorism perimeter security, employee entrance and egress, fire, building and safety codes and negotiates all labor contracts with the New York City unions with which his company interacts. Mr. Press also sits on the Board of Directors of Advantage Capital Development Corp. and Global IT Holdings, Inc.

Jeffrey Sternberg. Mr. Jeffrey Sternberg was appointed to our Board of Directors on September 18, 2006. He has been the Executive Vice President and a member of the Board of Directors of Advantage Capital Development Corp. (AVCP.PK) since March 2004 and was appointed as their President, Chief Executive Officer, Chief Financial Officer and as the Chairman of their Board of Directors on July 16, 2004. SinceJune 2002, Mr. Sternberg has also been the managing member of Phoenix Capital Partners, LLC a financial investment company located in Hollywood, Florida. Prior to his acquiring Phoenix Capital Partners, LLC, between August 2002 and November 2002, he worked for Atico International based in South Florida. Atico is a specialty importer of goods. Immediately prior to that time, Mr. Sternberg had worked for seven years as a Senior Vice President at Herbko International, a worldwide manufacturer of general merchandise. Mr. Sternberg spent over two decades working with mass merchandisers, drug chains and specialty stores and consulting with regional and national buyers to distribute goods throughout the United States and Asia. Additionally, Mr. Sternberg served these and other customers by managing their imports and exports of products and arranging for the financing and the manufacturing of a wide variety of retail merchandise.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company’s President as of the end of the 2006 fiscal year; (ii) the two other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2006 fiscal year whose annual salary and bonus exceeded $100,000; and (iii) up to two additional individuals who would be in category (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the “named executive officers”):

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donna Silverman	2006	--	--	$20,000 (1)	--	--	--	--	$20,000
President and CEO	2005	--	--	$22,336 (2)	--	--	--	--	$22,336

Craig Press	2006	--	--	$48,000 (3)	--	--	--	--	$48,000
Director	2005	--	--	--	--	--	--	--	--

Jeffrey Sternberg	2006	--	--	--	--	--	--	--	--
Director	2005	--	--	--	--	--	--	--	--

(1)
We issued Donna Silverman, our President, Chief Executive Officer, and Chief Financial Officer, 10,000,000 shares of our common stock on May 26, 2006 for services rendered. Such shares were valued at the then current market price of $.002.

(2)	We also issued Donna Silverman 27,919,832 shares of our common stock on December 19, 2005 for services rendered. Such shares were valued at the then current market price of $.0008.
(3)	We issued Craig Press, our Director, 24,000,000 shares of our common stock on May 26, 2006 for services rendered. Such shares were valued at the then current market price of $.002.

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2006.

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

The Board of Directors has yet to determine its Audit Committee financial expert, which such expert is required to be “independent” under the Securities Exchange Act of 1934, as amended.

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

Based on available information, we believe that all filings with respect to Section 16(a) are current.

The following table contains information regarding options granted during the year ended December 31, 2006 to Americana’s named executive officers.

OPTIONS GRANT TABLE

NAME	NO. OF SECURITIES UNDERLYING OPTIONS/SAR’S GRANTED (#)	% TOTAL OPTIONS/SAR’S GRANTED TO EMPLOYEES IN YEAR ENDED DECEMBER 31, 2006 (%)	EXERCISE OR BASE PRICE ($ PER SHARE)	EXPIRATION DATE

Donna Silverman	--	--	--	--
President, CEO, CFO and Director

Craig Press	--	--	--	--
Director

Jeffrey Sternberg	--	--	--	--
Director

The following table contains information regarding options exercised in the year ended December 31, 2006, and the number of shares of common stock underlying options held as of December 31, 2006, by Americana’s named executive officers.

AGGREGATED OPTIONS/SAR EXERCISES
IN LAST FISCAL YEAR AND
  FISCAL YEAR END OPTIONS/SAR VALUES

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS/SAR’S AT FY END (#)	IN THE MONTEY OPTIONS/SAR’S AT FY END ($)

Donna Silverman	--	--	--	--
President, CEO, CFO and Director

Craig Press	--	--	--	--
Director

Jeffrey Sternberg	--	--	--	--
Director

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock as of April 17, 2007, by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)

Common Stock	Donna Silverman 18851 Northeast 29th Avenue, Suite 306, Aventura, Florida 33180	38,069,8322	(2)	2.8%

Common Stock	Jeffrey Sternberg 18851 Northeast 29th Avenue, Suite 306, Aventura, Florida 33180	--		0%

Common Stock	Craig Press 18851 Northeast 29th Avenue, Suite 306, Aventura, Florida 33180	24,000,000		1.8%

Common Stock	All Directors and Executive Officers as a Group (Three Persons)	62,069,832		4.6%

Common Stock	Advantage Capital Development Corp.	20,670,083		1.5%
	2999 N.E. 191st Street PH@ Aventura, Florida 33180

Common Stock	Advantage Fund I Inc.	20,670,083		1.5%
	c/o Advantage Fund I LLC
	2999 N. E. 191st Street, PH2
	Aventura, FL 33180

Common Stock	Alexy Resources LLC	14,702,720		1.1%
	c/o Newbridge Securities
	1451 West Cypress Creek Road, Suite 204
	Fort Lauderdale, FL 33309

_________

(1)
Applicable percentage of ownership is based on 70,000 shares of common stock outstanding as of April 17, 2007 together with securities exercisable or convertible into shares of common stock within sixty (60) days of April 17, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 17, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Of these shares, Ms. Silverman beneficially owns 37,919,832 shares in her own name and 150,000 in her capacity as sole shareholder of Kennedy, Matthews Healy & Pecora, Inc.

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

    We pay B. H. Capital Limited a $3,000.00 monthly facility use fee for use of B. H. Capital Limited’s office, personnel, and facilities. This agreement was also entered into on January 1, 1999 and had an initial term of 3 years. The lease is currently continuing on a month-to-month basis.

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

    We have failed to pay any of the above loans in accordance with their terms. If they choose to do so, the holders of the promissory notes could declare the loans in default and foreclose on the collateral. The note holders could also file legal actions against us. If that were to happen, it would divert management’s attention from the business and require us to incur legal fees and expenses to defend the actions. If we were unsuccessful in our defense actions, in addition to the payment of the principal and interest and our legal fees and expenses, we would be responsible for paying the note holders’ collection costs and attorney’s fees. Attempts at collection of these debts could effect our ability to continue our operations.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

None

(b) Reports of Form 8-K filed in fourth quarter of the fiscal year:

On January 12, 2006, we filed a Form 8-K regarding a Financing Agreement with Montgomery Equity Partners.

On April 11, 2006, we filed a Form 8-K regarding a Stock Purchase and Share Exchange Agreement between our subsidiary Americana Licensing, Inc. and R&R Licensing Holdings, Inc.

On September 25, 2006, we filed a Form 8-K regarding a change in directors.

On April 10, 2006, we filed a Form 8-K regarding a Financing Agreement with Cornell Capital Partners.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2006 and 2005, we were billed approximately $70,000 and $41,500 for professional services rendered for the audit of our financial statements. We also were billed approximately $$7,500 and $7,500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006 and 2005.

Tax Fees

For the Company’s fiscal year ended December 31, 2005 and 2004, we were billed approximately $ 0 and $ 0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006 and 2005.

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

AMERICANA DISTRIBUTION, INC

Date: April 17, 2007	By:	/s/ Donna Silverman
Donna Silverman
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donna Silverman Donna Silverman	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	April 17, 2007

/s/ Jeffrey Sternberg Jeffrey Sternberg	Director	April 17, 2007

/s/ Craig Press Craig Press	Director	April 17, 2007

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
- Confidential information acquired in the course of one's work will not be used for personal advantage.
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