Form 10QSB
period 2007-03-31
AMERICANA PUBLISHING INC
filed 2007-05-18
CIK 1081751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-25783

AMERICANA DISTRIBUTION, INC.
(Exact name of registrant as specified in its charter)
Colorado	84-1453702
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18851 Northeast 29th Avenue, Suite 306, Aventura, Florida	33180
(Address of principal executive offices)	(Zip Code)

(973) 726-5240
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 17, 2007: 1,345,451,582 shares of common stock.

BENDA PHARMACEUTICAL, INC.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition	8

Item 3.	Control and Procedures	11

PART II-- OTHER INFORMATION

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

Americana Distribution, Inc.
Balance Sheets
As of

	March 31, 2007	December 31, 2006
	(unaudited)	(Audited)
ASSETS
Current Assets

Cash and cash equivalents	$1034	$1034

Total Current Assets	1034	1034

Property and Equipment, net	-0-	-0-

TOTAL ASSETS	$1034	$1034
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	219,717	219,717
Accrued expenses	571,735	520,285
Notes payable	1,512,094	1,449,793

Total current liabilities	2,303,546	2,187,795

Commitments and Contingencies

Shareholder's deficit
Preferred stock, no par
20,000,000 shares authorized
0(unaudited)no shares issued and
outstanding	-	-
Common stock, $0.001 par value
500,000,000 shares authorized 1,292,581,372 -
(unaudited) and 1,239,749
shares issued and outstanding for
March 31,2007 and December 31,2006	1,292,605	1,239,749
respectively

Additional paid-in capital	15,969,348	16,006,348
Accumulated deficit	(19,564,465)	(19,434,858)
Total shareholder's deficit	(2,302,512)	(2,188,761)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,034	$1,034

See Accompanying Notes to Financial Statements.

Americana Distribution, Inc.
Statements of Operations
For the Period

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Revenues	$-0-	$-0-

Cost of goods sold	-0-	-0-
Gross profit	-0-	-0-

Operating expenses
Compensation/Consulting Expense	62,700	349,498
Depreciation and amortization -0- -0-
Selling, general, and administrative	8,457	3,872
Total operating expenses	71,157	353,370

Loss from operations	(71,157)	(353,370)
Other Income(Expense)

Interest Expense	(58,450)	(56,200)
Total Other Income(Expense)	(58,450)	(56,200)

Net(Loss)	(129,607)	$(409,570)

Basic and Diluted profit (loss) per share	-	-

Basic and Diluted weighted-average shares outstanding	-	-

	(Post 40:1 reverse split)

See Accompanying Notes to Financial Statements.

Americana Distribution, Inc.
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cash Flows From Operating Activities:
Net Income	(129,607)	(409,570)
Adjustments to Reconcile Net Loss
To Net Cash used in operating activities

Beneficial Conversion Expense	8,457	-0-

Issuance of Common Stock to outside
consultants in exchange for services
rendered	-0-	234,894
Issuance of Common Stock to employees and
members of the Board of Directors for
services rendered	-0-	69,800
(Increase) Decrease Prepaid Expenses
and Other Assets	-0-	18,856

Increase (Decrease) in Accrued expenses	55,450	56,200
Net Cash Used In Operating Activities	(65,700)	(29,820)
Cash Flows From Financing Activities:
Proceeds from notes payable	65,700	30,000

Net Cash Provided by Financing Activities	65,700	30,000

Net Increase (Decrease) in Cash and
Cash Equivalents	-0-	180

Cash and Cash Equivalents at
Beginning of Period	1,034	-0-
Cash and Cash Equivalents at
End of Period
	$1,034	180

Supplemental disclosures of cash flow information

Interest Paid	-	-
Income Tax paid	$-	$-

See Accompanying Notes to Financial Statements.

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2007

NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements and related notes have been prepared by Americana Distribution, Inc., and are not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented, have been made. Certain reclassifications have been made to the prior year to conform with the current year’s presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2006 and the three months ended March 31, 2007, the Company incurred losses of $865,368 and $129,607, respectively. In addition, as of March 31, 2007, its total current liabilities exceeded its current assets by $2,302,512, and its shareholders' deficit was $2,302,512. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The company is currently a non operating company.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Summary of Statement No. 159

The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 Summary

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15,2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15,2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 we had cash or cash equivalents of $1034 on hand as compared to $1034 in cash or cash equivalents at December 31, 2006. Our primary source of cash during the three month period ended March 31, 2007 consisted of a loan.

Net cash used in operating activities was $65,700 for the three month period ended March 31,2007 as compared to net cash used by operating activities of $29,820 for the Three month period ended March 31, 2006.

Net cash used by investing activities was $0 during the three month period ended March 31, 2007 as compared to $0.00 net cash used by investing activities during the three month period ended March 31, 2006.

Net cash provided by financing activities during the three month period ended March 31, 2007 was $65,700 as compared to net cash provided by financing activities in the amount of $30,000 for the three month period ended March 31 2006. We received the proceeds from a $65,700 note.

During the three month period ended March 31,2007 we accrued interest expense of $58,450 as compared to the three month period ended March 31,2006 during which we accrued interest expense of $56,200.

Note 5. Stock Transactions

During the first three months of 2007 holders of convertible notes converted part of their notes into stock. One transaction converted 10,000,000 shares and the second transaction converted 42,857,143 shares of common stock. The stock was converted at .00014 cents per share and the market price was .0003 cents per share resulting in a beneficial conversion expense of $8457.00.

Note 6. Subsequent Events

On April 30,2007 the company borrowed $17,000 on a Promissory Note to a partnership. The annual stated interest rate is 14%. The principal amount together with interest on the unpaid balance is due on or before July 1,2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

    The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

    The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission.

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

      As disclosed previously in our Form 10-KSB for the year ended December 31, 2006, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. We recorded no revenues during the three months ended March 31, 2007. Americana Distribution currently has two (2) subsidiaries: Americana Licensing Holding Inc. and Americana Imports and Trading Inc.

Americana Distribution, Inc.

While previous management tried to switch from marketing through distributors to direct marketing to truck stops, these strategies did not result in a sufficient increase in business prospects or revenues.

Americana Licensing, Inc.

The subsidiary of R&R Licensing was unable to achieve any of the goals set forth in its business plan and as a result ceased operations in September of 2006.

    We have expended efforts to secure additional capital from both our principal creditor and other third parties, but such efforts have only been partially successful. Currently, we have a severe working capital deficiency.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

      Our revenues from operations for the quarter ended March 31, 2007 were $0 as compared to revenues of $0 for the quarter ended March 31, 2006. The reason for the lack of sales is due to the shift in strategy, plus not having enough capital.

      Our gross profit from operations for the quarter ended March 31, 2007 were $0 as compared to $0 for the quarter ended March 31, 2006. The lack of gross profit from operations is attributable to the shift in strategy.

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, consultants and professional fees, recruitment expenses, and other corporate expenses, including business development. Selling, general and administrative costs decreased by $282,213 to $71,157 for the quarter ended March 31, 2007 as compared to $353,370 for the quarter ended March 31, 2006, a 80% decrease. This decrease is primarily attributable the overall decrease in our business operations, the decrease in our management and employees and the decrease in our revenues.

      Our net ordinary loss from operations was $71,157 for the quarter ended March 31, 2007 as compared to a loss from operations of $353,370 for the quarter ended March 31, 2006, a decrease in ordinary loss of $282,213. This decrease is primarily attributable the overall decrease in our business operations, the decrease in our management and employees.

      Our net income/(loss) for the quarter ended March 31, 2007 was $(129,607) as compared to $(409,570) in net loss for the quarter ended March 31, 2006. The decrease in net loss resulted from the minimization of expenses.

GOING CONCERN

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended March 31, 2007, the Company incurred operating losses of $129,607. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The Company did not generate any revenue during the three months ended March 31, 2007. This is due to the Company’s restructuring of our plan of operations. Therefore, the Company was unable to generate adequate revenues to cover operating expenses.

      The officers and directors were unable to loan the Company any further monies. There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2007 we had $1,034 cash or cash equivalents on hand as compared to $180 cash or cash equivalents at March 31, 2006. We had no cash during the quarter.

      Net cash used in operating activities was $(65,700) for the quarter ended March 31, 2007 as compared to net cash used by operating activities of $(29,820) for the quarter ended March 31, 2006.

      Net cash used by investing activities was $0 during the quarter ended March 31, 2007 as compared to $0 net cash used by investing activities during the quarter ended March 31, 2006.

      Net cash provided by financing activities during the quarter ended March 31, 2007 was $65,700 as compared to net cash provided by financing activities in the amount of $30,000 for the quarter ended March 31, 2006. We obtained a convertible debenture of $65,700 from our principle creditor as described in our 8-K.

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

      EITF 00-19.2--In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years, beginning after December 15, 2006. The Company is currently assessing the impact this pronouncement will have on its financial statements if any.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.

During the first three months of 2007, holders of convertible notes converted part of their notes into stock. One transaction converted 10,000,000 shares and the second transaction converted 42,857,143 shares of common stock.

The issuance of these securities was exempt from registration under Regulation D and Section 4(2) of the Securities Act. We made this determination based on the representations of Buyers, which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that Benda understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

 Item 3. Defaults Upon Senior Securities.

On April 2, 2007, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (the "Investor"). Pursuant to the Agreement, the Company issued to the Investor a total of Sixty Five Thousand Seven Hundred Dollars ($65,700) of secured convertible debentures which shall be convertible into shares of the Company's common stock, par value $0.001 which was funded on the Closing Date for a total purchase price of Sixty Five Thousand Seven Hundred Dollars ($65,700). Pusuant to the terms of a Registration Rights Agreement, the Company was obligated to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Convertible Note and Warrant within 30 days after the closing date. To date, the Company has not yet filed the registration statement and is therefore in default under the terms of the financing documents.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)        Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)     Reports of Form 8-K

On April 10, 2006, we filed a Form 8-K regarding a Financing Agreement with Cornell Capital Partners.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICANA DISTRIBUTION, INC.
Registrant
Date: May 17, 2007	By:	/s/ Donna Silverman
Donna Silverman President, Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, and Chairman