Form 10QSB
period 2007-06-30
AMERICANA PUBLISHING INC
filed 2007-08-20
CIK 1081751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-25783

AMERICANA DISTRIBUTION, INC.
 (Exact name of registrant as specified in its charter)
Colorado	84-1453702
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

281 8th Street Jersey City, NJ	07302
(Address of principal executive offices)	(Zip Code)

(201) 320-1019
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes x	No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007:  1,345,451,582 shares of common stock.

Americana Distribution, Inc.

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition	4

Item 3.	Control and Procedures	7

PART II-- OTHER INFORMATION

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

Americana Distribution, Inc.
Condensed Balance Sheets
As of

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current Assets

Cash and cash equivalents	$1,034	$1,034

Total Current Assets	1,034	1,034

Property and Equipment, net

TOTAL ASSETS	$1,034	$1,034
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	219,717	219,717
Accrued expenses	637,582	520,285
Notes payable	1,242,094	1,169,793
Notes Payable-June Convertible Debt	280,000	280,000
Total current liabilities	2,379,393	2,189,795

Shareholder's deficit
Preferred stock, no par
20,000,000 shares authorized
0(unaudited) no shares issued and
outstanding	-	-
Common stock, $0.001 par value
5,000,000,000 shares authorized	-	-
(unaudited) and 1,345,451,582
shares issued and outstanding for
June 30, 2007 and December 31, 2006,
respectively	1,292,605	1,239,749
Additional paid-in capital	15,969,348	16,006,348
Accumulated deficit	(19,640,312)	(19,434,858)
Total shareholder's deficit	(2,378,359)	(2,188,761)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,034	$1,034

See Accompanying Notes to Financial Statements.

Americana Distribution, Inc.
Statements of Operations
(Unaudited)

		FOR THE SIX MONTHS ENDED JUNE 30				FOR THE THREE MONTHS ENDED JUNE 30
		2007		2006		2007		2006

Revenue		0		0		0		0

Cost of Goods Sold		0		0		0		0
Gross Profit		0		0		0		0

Operating expenses
Compensation/Consulting expense		9,200		177,310		0		107,510
Selling, general and
administration		8,457		11,581		0		7,709
Professional Fees		70,500		286,750		17,000		7,052
Total operating expenses		88,157		475,641		17,000		122,271

Loss from operations		(88,157)		(475,641)		(17,000)		(122,271)

Other Income (Expense)
Interest Expense		(117,298)		(112,400)		(58,848)		(56,200)
Cancellation of Debt		0		184,543		0		184,543
Total other income (expense)		(117,298)		72,143		(58,848)		128,343
Loss		(205,455)		(403,498)		(75,848)		6,072

Basic and diluted loss per share:
From before extraordinary item	$		$		$		$
After extraordinary item
	$		$		$		$

Basic and diluted
weighted-average shares
outstanding

See Accompanying Notes to Financial Statements.

Americana Distribution, Inc.
Condensed Statement of Cash Flows
 (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net Loss from continuing operations	$(205,455)	$(403,498)
Adjustments to reconcile net loss to net cash
provided by operating activities
Activities:
Depreciation and amortization
Issuance of common stock to board members
and employees for services rendered	0	137,299
Issuance of common stock to consultants
for services rendered	0	326,760
Provision for allowance for doubtful accounts
(Increase) decrease in
Accounts receivable
Inventory
Prepaid expenses and other current assets	0	25,000
Increase (decrease) in
Account payable
Accrued expenses	(114,298)	(156,777)
Beneficial Conversion Expense	8,457
Warrant Expense
Net cash provided/(used) in operating
activities	(82,700)	(71,216)
Net Cash Used by Operating Activities

Cash Flows from Investing Activities
Purchase of property and equipment	-0-	-0-

Net cash used in investing activities	-0-	-0-

Cash flows from financing activities
Proceeds from notes payable	82,700	30,000
Payments on notes payable	-	-
Proceeds from the sale of stock	-0-	42,200

Net cash provided/used by financing
activities	82,700	72,000

Net increase in cash and cash equivalents	-0-	784

Cash and cash equivalents, beginning of period	1,034

Cash and cash equivalents, end of period	1,034	$784

Supplemental disclosures of cash flow information

Interest paid	$	$

Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
 JUNE 30, 2007

NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements and related notes have been prepared by Americana Distribution, Inc., and are not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented, have been made. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principlessuggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2006. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The  accompanying financial  statements  have been  prepared on a going  concern basis,  which  contemplates  the  realization  of assets and the  satisfaction of liabilities  in the  normal  course  of  business.  As  shown  in the  financial statements,  during the year ended  December 31, 2006 and the six months ended June 30, 2007,  the ompany  incurred  losses of  $865,368 and $205,455 respectively.  In  addition,  as  of  June 30, 2007,  its  total  current liabilities  exceeded its current  assets by $2,378,359,  and its  shareholders' deficit was $2,378,359.  These factors, among others,  raise  substantial doubt about its ability to continue as a going concern.  The company is currently a non-operating company.

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

None

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
 JUNE 30, 2007

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 cash or cash equivalents of $1,034 were on hand as compared to $1,034 in cash or cash equivalents at December 31, 2006. The primary source of cash during the six month period ended June 30, 2007 consisted of loans.

Net cash used in operating activities was $82,700 for the six month period ended June 30,2007 as compared to $71,216 for the six month period ended June 30, 2006.

Net cash used by investing activities was $0 during the six month period ended June 30, 2007 as compared to $0 net cash used by investing activities during the six month period ended June 30, 2006.

Net cash provided by financing activities during the six month period ended June 30, 2007 was $82,700 as compared to net cash provided by financing activities in the amount of $72,200 for the six month period ended June 30, 2006.

Note 5. Stock Transactions

During the first six months of 2007 holders of convertible notes converted part of their notes into stock.  One transaction converted 10,000,000 shares and the second transaction converted 42,857,143 shares of common stock.  The stock was converted at .00014 cents per share and the market price was .0003 cents per share resulting in a beneficial conversion expense of $8,457.00.

Note 6. Subsequent Events

On August 1, 2007 the company borrowed $14,750 on a promissory note to a partnership.  The annual stated interest rate is 14%.  The principal amount together with interest on the unpaid balance is due on or before October 1, 2007.

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

           As disclosed previously in our Form 10-KSB for the year ended December 31, 2006, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives.  We recorded no revenues during the three months ended June 30, 2007.  Americana Distribution currently has two (2) subsidiaries: Americana Licensing Holding Inc. and Americana Imports and Trading Inc.

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

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE
30, 2006

           Our revenues from operations for the quarter ended June 30, 2007 were $0 as compared to revenues of $0 for the quarter ended June 30, 2006. The reason for the lack of sales is due to the shift in strategy, plus not having enough capital.

           Our gross profit from operations for the quarter ended June 30, 2007 were $0 as compared to $0 for the quarter ended June 30, 2006. The lack of gross profit from operations is attributable to the shift in strategy.

           General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, consultants and professional fees, recruitment expenses, and other corporate expenses, including business development. Selling, general and administrative costs decreased by $7,709 to $0 for the quarter ended June, 2007 as compared to $7,709 for the quarter ended June 30, 2006, a 100% decrease. This decrease is primarily attributable the overall decrease in our business operations, the decrease in our management and employees and the decrease in our revenues.

           Our net ordinary loss from operations was $17,000 for the quarter ended June 30, 2007 as compared to loss from operations of $122,271 for the quarter ended June 30, 2006, a decrease in ordinary loss of $105,271. This decrease is primarily attributable the overall decrease in our business operations, the decrease in our management and employees.

           Our net income/(loss) for the quarter ended June 30, 2007 was $(75,848) as compared to $6,072 in net income for the quarter ended June 30, 2006. The increase in net loss resulted from the increase in expenses.

GOING CONCERN

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended June 30, 2007, the Company incurred operating losses of $75,848. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The Company did not generate any revenue during the three months ended June 30, 2007.  This is due to the Company’s restructuring of our plan of operations.  Therefore, the Company was unable to generate adequate revenues to cover operating expenses.

           The officers and directors were unable to loan the Company any further monies. There is no certainty that any one or more of these actions can be timely accomplished, will in fact occur, or will provide the anticipated benefit to improvement to net operating revenue.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 2007 we had $1,034 cash or cash equivalents on hand as compared to $1,034 in cash or cash equivalents at June 30, 2006. We had no cash during the quarter.

           Net cash used in operating activities was $(82,700) for the quarter ended June 30, 2007 as compared to net cash used by operating activities of $(71,216) for the quarter ended June 30, 2006.

           Net cash used by investing activities was $0 during the quarter ended June 30, 2007 as compared to $0 net cash used by investing activities during the quarter ended June 30, 2006.

           Net cash provided by financing activities during the quarter ended June 30, 2007 was $82,700 as compared to net cash provided by financing activities in the amount of $72,000 for the quarter ended June 30, 2006. We obtained a convertible debenture of $65,700 from our principle creditor as described in our 8-K.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity of Securities

During the first six months of 2007 holders of convertible notes converted part of their notes into stock.  One transaction converted 10,000,000 shares and the second transaction converted 42,857,143 shares of common stock.  The stock was converted at .00014 cents per share and the market price was .0003 cents per share resulting in a beneficial conversion expense of $8,457.00.

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

 Item 3. Defaults Upon Senior Securities.

On March 26, 2007, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (the "Investor"). Pursuant to the Agreement, the Company issued to the Investor a total of Sixty Five Thousand Seven Hundred Dollars ($65,700) of secured convertible debentures which shall be convertible into shares of the Company's common stock, par value $0.001 which was funded on the Closing Date for a total purchase price of Sixty Five Thousand Seven Hundred Dollars ($65,700).Pusuant to the terms of a Registration Rights Agreement, the Company was obligated to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Convertible Note and Warrant within 30 days after the closing date.  To date, the Company has not yet filed the registration statement and is therefore in default under the terms of the financing documents.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)        Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICANA DISTRIBUTION, INC.
Registrant

Date: August 20, 2007	By: /s/ John T. Ruddy John T. Ruddy
President, Chief Executive Officer
Chief Financial Officer, Principal
Accounting Officer, and Chairman