Form 10QSB
period 2007-09-30
AMERICANA PUBLISHING INC
filed 2007-11-13
CIK 1081751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-25783

AMERICANA DISTRIBUTION, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1453702
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 Hudson St., Jersey City, NJ	07302
(Address of principal executive offices)	(Zip Code)

(201) 985-8300
(Registrant’s telephone number, including area code)

__________________________________________________________________
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2007: 1,345,451,582 shares of common stock.

Americana Distribution, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

AMERICANA DISTRIBUTION, INC.
CONDENSED BALANCE SHEETS
As of

	Sept. 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,034	$1,034

Total current assets	1,034	1,034

Total Assets	$1,034	$1,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$919,215	$740,002
Notes payable	1,275,785	1,169,793
Notes Payable - June Convertible Debt	280,000	280,000
Total current liabilities	2,475,000	2,189,795
Total Liabilities	2,475,000	2,189,795

Stockholders' deficit
Preferred stock, no par 20,000,000 shares authorized, 0 (unaudited), no shares issued and outstanding	—	—
Common stock; $0.001 par value; 5,000,000,000 shares authorized, 1,345,451,582 (unaudited) and 1,239,744,230 shares issued and outstanding for September 30, 2007 and December 31, 2006, respectively	1,292,605	1,239,749
Additional paid-in capital	15,969,348	16,006,348
Accumulated deficit	(19,735,919)	(19,434,858)
Total stockholders' deficit	(2,473,966)	(2,188,761)

Total liabilities and stockholders' deficit	$1,034	$1,034

See Accompanying Notes to Financial Statements

AMERICANA DISTRIBUTION, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended September 30,		For the three months ended September 30,
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit (loss)	—	—	—	—

Operating expenses
Compensation/Consulting expense	17,200	337,810	8,000	160,500
Selling, general and administrative	12,647	376,885	4,190	78,553
Professional fees	92,000	0	21,500	0
Total operating expenses	121,847	714,695	33,690	239,053

Loss from operations	(121,847)	(714,695)	(33,690)	(239,053)

Other Income (Expense)
Interest expense	(179,213)	(168,600)	(61,915)	(56,200)
Cancellation of debt	0	184,543	0	0
Total other income (expense)	(179,213)	15,943 #	(61,915)	(56,200)

Net loss	$(301,060)	$(698,752)	$(95,605)	$(295,253)

Basic and diluted loss per common share
From before extraordinary item	$(0.0002)	$(0.0007)	$(0.0001)	$(0.0003)
After extraordinary item	$(0.0002)	$(0.0007)	$(0.0001)	$(0.0003)

Basic and diluted weighted average common shares outstanding	1,345,451,582	1,017,594,439	1,345,451,582	1,017,594,439

 See Accompanying Notes to Financial Statements.

AMERICANA DISTRIBUTION, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss from continuing operations	$(301,060)	$(698,751)

Adjustments to reconcile loss to net cash used by operating activities:
Issurance of common stock to board members and employees for services rendered	—	156,300
Issurance of common stock to consultants for services rendered	—	181,510
(Increase) decrease in prepaid expenses and other current assets	—	(19,058)
Increase (decrease) in accounts payable and accrued liabilities	186,611	168,600
Beneficial conversion expense	8,457	—
Debt Restructuring Expense:
Cancellation of debt income	—	184,543

Net cash provided/used by operating activities	(105,992)	(26,856)

Cash flows from investing activities:
Purchase of fixed assets	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	105,992	—
Proceeds from sale of stock	—	27,891
Net cash provided/used by financing activities	—	27,891

Net increase in cash and cash equivalents	—	1,035

Cash and cash equivalents, beginning of period	1,034	—

Cash and cash equivalents, end of period	$1,034	$1,035

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See Accompanying Notes to Financial Statements.

AMERICANA DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2007

NOTE 1. BASIS OF PRESENTATION

The unaudited internal condensed financial statements and related notes have been prepared by Americana Distribution, Inc. (the “Company”), and are not subject to an audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented, have been made. Certain reclassifications have been made to the prior year to conform with the current year’s presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2006. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2006 and the nine months ended September 30, 2007, the Company incurred losses of $865,368 and $301,060, respectively. In addition, as of September 30, 2007, the Company’s total current liabilities exceeded its current assets by $2,475,000, and its shareholders' deficit was approximately $2,474,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently a non operating company.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board of Directors’ long-term measurement objectives for accounting for financial instruments.

This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had cash or cash equivalents of $1,034 on hand as compared to $1,034 of cash or cash equivalents at December 31, 2006. The Company’s primary source of cash during the three month period ended September 30, 2007 consisted of a loan from a shareholder and related party.

Net cash used in operating activities was approximately $122,000 for the nine month period ended September 30, 2007 as compared to approximately $715,000 for the nine month period ended September 30, 2006.

Net cash used by investing activities was $0 during the nine month period ended September 30, 2007 and 2006.

Net cash provided by financing activities during the nine month period ended September 30, 2007 was approximately $106,000 as compared to approximately $28,000 for the nine month period ended September 30, 2006. The Company received the proceeds from several promissory notes.

NOTE 5. STOCK TRANSACTIONS

During the first nine months of 2007 holders of convertible notes converted part of their notes into stock. One transaction converted 10,000,000 shares and the second transaction converted 42,857,143 shares of common stock. The stock was converted at .00014 cents per share and the market price was .0003 cents per share resulting in a beneficial conversion expense of $8,457.

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

As disclosed previously in our Form 10-KSB for the year ended December 31, 2006, we have experienced a chronic working capital deficiency, which has severely handicapped our ability to meet our business objectives. We recorded no revenues during the nine months ended September 30, 2007. Americana Distribution currently has two (2) subsidiaries: Americana Licensing Holding Inc. and Americana Imports and Trading Inc.

Americana Distribution, Inc.

While previous management tried to transition from marketing through distributors to direct marketing to truck stops, these strategies did not result in a sufficient increase in business prospects or revenues.

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

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination could take the form of a merger, stock for stock exchange or stock for assets exchange. No assurances can be given that we will be successful in locating or negotiating with any such target company.

A business combination with a target company may normally involve the transfer to the target company of the majority of our issued and outstanding common stock and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, or the terms of the business combination, or as the nature of the target company.

Due to the overall decrease in our business operations, we have downsized our management and employees to only one, and have minimized operating expenses.

We are determined to take advantage of the prospects for this re-organization. We will continue to maintain the Company as a fully reporting company.

Financial Performance

Results of Operations For the Three Months Ended September 30, 2007, As Compared to The Three Months Ended September 30, 2006.

Revenues. Our revenues from operations for the quarter ended September 30, 2007 were $0 as compared to revenues of $0 for the quarter ended September 30, 2006. The reason for the lack of sales is due to the ceasing of operations.

Gross Profit. Our gross profit from operations for the quarter ended September 30, 2007 were $0 as compared to $0 for the quarter ended September 30, 2006. The lack of gross profit is due to the ceasing of operations.

Operating Expense. Selling general and administrative costs were approximately $34,000 for the quarter ended September 30, 2007 as compared to approximately $239,000 for the quarter ended September 30, 2006, a decrease of approximately $205,000 or 86%. This decrease is primarily attributable to the overall decrease in our business operations and the reduction of the staff to only one employee.

Interest Expense. For the three months ended September 30, 2007 and 2006, we had interest expense of approximately $62,000 and $56,000, respectively, an increase of $6,000 or 11%.

Net Loss. For the three months ended September 30, 2007, we had a net loss of approximately $96,000 as compared to a net loss of approximately $295,000 for the three months ended September 30, 2006, a decrease of approximately $199,000 or 67%. This decrease is primarily attributable to the overall decrease in our business operations and the reduction of the staff to only one employee.

Results of Operations For the Nine Months Ended September 30, 2007, As Compared to The Nine Months Ended September 30, 2006.

Revenues. Our revenues from operations for the nine month period ended September 30, 2007 were $0 as compared to revenues of $0 for the nine month period September 30, 2006. The reason for the lack of sales is due to the ceasing of operations.

Gross Profit. Our gross profit from operations for the nine month period ended September 30, 2007 were $0 as compared to $0 for the nine month period ended September 30, 2006. The lack of gross profit from operations is attributable to the ceasing of operations.

Operating Expense. Selling, general and administrative costs decreased by approximately $593,000 to approximately $122,000 for the nine month period ended September 30, 2007 as compared to approximately $715,000 for the nine month period ended September 30, 2006, a 82% decrease. This decrease is primarily attributable to the overall decrease in our business operations and the reduction of staff to only one employee.

Interest Expense. Our interest expense for the nine month period ended September 30, 2007 was approximately $179,000 as compared with approximately $16,000 for the nine month period ended September 30, 2006. This increase was due to increased borrowings to maintain the Company’s public reporting status.

Net Loss. For the nine month period months ended September 30, 2007, we had a net loss of approximately $301,000 as compared to a net loss of approximately $699,000 for the nine month period ended September 30, 2006, a decrease of approximately $398,000 or 57%. This decrease is primarily attributable to the overall decrease in our business operations, the minimization of expenses and the reduction of staff to only one employee.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007 and December 31, 2006, we had cash or cash equivalents of $1,034 on hand. Our primary source of cash during the three month period ended September 30, 2007 consisted of a loan from a shareholder and related party.

Net cash used in operating activities was approximately $122,000 for the nine month period ended September 30, 2007 as compared to approximately $715,000 for the nine month period ended September 30, 2006.

Net cash used by investing activities was $0 during the nine month period ended September 30, 2007 and 2006.

Net cash provided by financing activities during the nine month period ended September 30, 2007 was approximately $106,000 as compared to approximately $28,000 for the nine month period ended September 30, 2006. We received the proceeds from several promissory notes.

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

 SFAS NO. 123(R) — In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

Emerging Issues Task Force (“EITF”) 00-19.2—In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FASB Staff Position (“FSP”) amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years, beginning after December 15, 2006. The Company is currently assessing the impact this pronouncement will have on its financial statements if any.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2004, a complaint was filed against us by ABF Freight System, Inc. in the Second Judicial District Court of New Mexico. The complaint sought payment in the amount of $10,537 for services rendered to the Company. During the 4th quarter of 2004, our New Mexico counsel resolved the previously reported litigation brought by ABF Trucking for collection of a disputed vendor account. The matter was resolved by negotiated settlement amount and stipulated payment to occur over a six month period in the amount of $1,500 per month. As of April 1, 2005 we paid all amounts due and this matter is closed.

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

During 2004, New Mexico counsel continued in the normal course of business Court scheduling to handle the District Court, Bernalillo County, New Mexico disputed matter previously disclosed, known as WBX (raw materials dispute). Americana has filed its Counter Claim for damages. The matter awaits the Court’s scheduling process.

During 2004 we settled a disputed matter known as Duel Jamieson (voice talent dispute). We settled this matter by paying $350 to Mr. Jamieson.

Our New Mexico counsel will handle a demanded account from Demand Printing (print materials dispute). We terminated this vendor account in November 2004 for non-performance intend to seek recovery for compensatory consequential damages incurred. Currently, neither party has initiated litigation for recovery of accounts or damages. Demand Printing’s claim for unpaid account balance was for less than $10,000.

On December 14, 2004 the law firm of Hagerty, Johnson, Albrightson Beitz, P.A. filed a claim against us in the Conciliation Court of Hennepin County, Minnesota. The plaintiff sought $6,597 for unpaid legal fees. We settled the action in February 2005 by paying the plaintiff $6,597 during March, 2005.

On January 20, 2005, a proceeding was initiated before the American Arbitration Association by Tew Cardenas LLP in behalf of the claimant, TheSubway.com, Inc. The arbitration Claimant is seeking $42,009 in performance fees allegedly owed by us. Preliminary hearings were held by telephone conference on or about March 24, 2005. On October 5, 2005, the Company received notice whereby the American Arbitration Association awarded The Subway.com $42,009 plus 7% annual interest from August 14,2004, until paid in full. In addition, the Company is required to pay $1550 to the American Arbitration Association in administrative fees. At the present time these amounts are outstanding.

On August 24, 2005, Charlie O’Dowd was awarded a judgment from the Metropolitan Court in Bernalillo County, New Mexico, in the amount of $5,667, for unpaid services rendered to the Company. At the present time these amounts are outstanding.

On September 1, 2005, the Company executed a Promissory Note in the amount of $9,000, in a single payment form to Demand Printing Solutions. The Company was unable to obtain adequate funds, to pay this note, from its exercised advance from the Standby Equity Distribution Agreement, as previously stated. Therefore, this promissory note is currently in default.

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

On October 7, 2005, Langsam Borenstein declared the Security Agreement in default and as of July 1, 2005, the amount owed was $319,142. Langsam Borenstein has requested and authorized management to liquidate the remaining finished inventory and duplication equipment. On November 8, 2005, Langsam Borenstein Partnership entered a confession of judgment for money with the Philadelphia County Court of Common Pleas, in the amount of $633,016 plus interest and costs, in connection with allegedly unpaid accounts, and pursuant to a security agreement. In December 2005, Langsam Borenstein Partnership entered into an assignment agreement with Montgomery Equity Partners, Ltd. Pursuant to that assignment agreement, Langsam Borenstein Partnership assigned to Montgomery Equity Partners, Ltd. all of Langsam Borenstein Partnership’s rights, title, and interest in all the indebtedness of Americana Publishing, together with all related security interests. The confession of judgment is still pending before the Philadelphia County Court of Common Pleas, but all of Langsam Borenstein Partnership’s interests in that judgment were assigned to Montgomery Equity Partners.

Item 2. Unregistered Sale of Equity of Securities

During the first nine months of 2007 holders of convertible notes converted part of their notes into stock. One transaction converted 10,000,000 shares and the second transaction converted 42,857,143 shares of common stock. The stock was converted at .00014 cents per share and the market price was .0003 cents per share resulting in a beneficial conversion expense of $8,457.

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

 Item 3. Defaults Upon Senior Securities.

On March 26, 2007, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (the "Investor"). Pursuant to the Agreement, the Company issued to the Investor a total of Sixty Five Thousand Seven Hundred Dollars ($65,700) of secured convertible debentures which shall be convertible into shares of the Company's common stock, par value $0.001 which was funded on the Closing Date for a total purchase price of Sixty Five Thousand Seven Hundred Dollars ($65,700). Pursuant to the terms of a Registration Rights Agreement, the Company was obligated to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Convertible Note and Warrant within 30 days after the closing date. To date, the Company has not yet filed the registration statement and is therefore in default under the terms of the financing documents.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)        Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)     Reports of Form 8-K

One April 2, 2007 we filed a Form 8-K reporting that the Company has entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (the “Investor”) and issued to the Investor a total of Sixty Five Thousand Seven Hundred Dollars ($65,700) of secured convertible debentures which shall be convertible into shares of the Company’s common stock.

On June 4, 2007 we filed a Form 8K reporting the resignation of Donna Silverman and the appointment of John T. Ruddy as the President, Chief Executive Officer, Chief Financial Officer and a director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICANA DISTRIBUTION, INC. Registrant

Date:	November 13, 2007

By:	/s/ John T. Ruddy
Name: John T. Ruddy
Title: President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, and Chairman